Form 10QSB
period 2006-06-30
AXIOM III, Inc.
filed 2006-09-26
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 2006

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

         For the Transition Period From ____to _____

AXIOM III, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

2341 Boston Road, Wilbraham, MA 01095
(Address of principal executive offices)

(413) 599-0005
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Number of shares of common stock outstanding as of June 30, 2006: 14,020,000

Index

ITEM 1.

AXIOM III, INC.
BALANCE SHEET
(UNAUDITED)
June 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$12
Accounts receivable, net	4,161

Total Current Assets	4,173

Apartment Building(net of accumulated depreciation of $24,004)	204,396

$208,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,582
Current portion of long-term debt	14,562
Security deposits	2,882

Total Current Liabilities	21,026

Mortgage Payable Long-Term	114,256

Due to Shareholder	1,976

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized:
14,020,000 issued and outstanding at June 30, 2006)	14,020
Paid in capital	465248
Receivable from sale of stock to officer	(9,000)
Accumulated deficit	(398,957)
Total Stockholders' Equity	71,311

$208,569

See Notes to Financial Statements

Index

AXIOM III, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$25,202	$17,892	$12,827	$9,256

Operating Expenses:
Professional fees	5,925	3,896	5,425	3,471
Repairs and maintenance	4,944	1,594	1,747	-
Interest	4,650	5,948	2,295	2,906
Depreciation	3,785	3,785	1,893	1,892
Management	2,046	1,660	994	755
Taxes	1,631	1,111	787	493
Utilities	1,599	1,217	692	448
General and administrative	1,581	677	1,275	113

Total Operating Expenses	26,161	19,887	15,108	10,078

Loss from Operations Before
Provision for Income Tax	(959)	(1,995)	(2,281)	(822)

Provision for Income Tax	456	456	-	-

Net Loss	$(1,415)	$(2,451)	$(2,281)	$(822)

Basic and Fully Diluted Earnings Per Share	$0	$0	$0	$0

Weighted Average Shares Outstanding	14,020,000	14,020,000	14,020,000	14,020,000

See Notes to Financial Statements.

Index

AXIOM III, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended June 30,
	2006	2005

Operating Activities:
Net loss	$(1,415)	$(2,451)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	3,785	3,785
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(677)	2,774
Increase in accounts payable and
accrued expenses	3,218	253

Net cash provided by operating activities	4,911	4,361

Financing Activities:
Repayment of notes payable	(6,908)	(29,252)
Loan from shareholder	1,976	25,871
Repayment of loan from shareholder	-	(1,650)

Net cash used in financing activities	(4,932)	(5,031)

Net Decrease in cash	(21)	(670)

Cash at beginning of period	33	1,022

Cash at end of period	$12	$352

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$4,650	$5,948
Income taxes	$456	$456

See Notes to Financial Statements.

Index

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Axiom III, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should only be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2005.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at June 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Background - Axiom III, Inc. ("The Company") was organized under laws of the State of Nevada in June 2004 as a C-Corporation. The Company owns 100% of the stock in its subsidiary Axiom First Corp., organized under the laws of the State of Massachusetts in May 2003. Axiom First Corp., in turn, owns 100% of the stock in its subsidiary, Axiom Second Corp., also organized under the laws of the State of Massachusetts in May 2003. The purpose of Axiom Second Corp. is to buy, sell, rent, and improve any and all aspects of real estate. The Company currently owns one building in Chicopee, Massachusetts.

Basis of Presentation - The financial statements included herein include the amounts of Axiom III, Inc. prepared under the accrual basis of accounting.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Index

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006 (UNAUDITED)

NOTE 3 - NOTES PAYABLE

Notes payable consists of a mortgage incurred for the purchase of rental real estate. The balance reflected in these financial statements represents sixty-one percent (61%) of the total loan payable to a financial institution. The total mortgage loan is shared with a related party. Management has determined that Axiom’s share of the loan is sixty-one percent (61%). The company could be held liable for the entire balance and would have to pay the entire balance if the related party failed to pay its thirty-nine percent portion.

Mortgage payable due July 2013, payable in monthly installments of $1,926 (at 61%), including principal and interest at a rate of 7% through June 2010, then bearing interest of 3 percentage points above the Treasury Index, secured by a building.

Note Payable, aggregate balance as of June 30, 2006	$211,177
X 61%	X 61%
128,818
Less current portion	14,562
$114,256

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

	61%	100%

2006	$7,154	$11,728
2007	15,079	24,719
2008	16,169	26,506
2009	17,338	28,423
2010	18,591	30,477
Thereafter	54,487	89,324
	$128,818	$211,177

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the company has suffered recurring losses from operation to date. The Company has a net deficiency of $398,957 as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Index

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Axiom III, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and motorcycle industries; the retention and availability of key personnel; and general economic and business conditions.

    We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

    New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

    We originally incorporated in Massachusetts as Axiom First Corporation on May 22, 2003. Mr. Bennett’s Northeast Nominee Trust owned 100% of Axiom First. We also created a second corporation, Axiom Second Corporation, which was also incorporated in Massachusetts on May 22, 2003. Axiom First owned, and continues to own, 100% of its subsidiary, Axiom Second Corporation. The next month, on June 12, 2003 our director Duane Bennett deeded to Axiom Second Corporation the property located at 80 Cochran Street in Chicopee, Massachusetts. In June 2004, we incorporated Axiom III, Inc., a Nevada corporation. By agreement dated June 30, 2004, Northeast Nominee Trust entered into a share exchange with Axiom III, Inc., in which the trust exchanged its 100% ownership in Axiom First for 2,500,000 shares of Axiom III, Inc., and Axiom III, Inc. assumed 100% ownership of Axiom First and its subsidiary.

Since our incorporation as Axiom First Corporation, we have engaged in the business of buying, selling, renovating, and renting real estate, primarily in the area around Chicopee, Massachusetts, which is in the western part of the state near Springfield. We have never been the subject of any bankruptcy or receivership. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets except the share exchange in June of 2004, by which 100% of our ownership was transferred from our Massachusetts corporation, Axiom First Corporation, to our Nevada corporation, Axiom III, Inc.

Index

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, the Company obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which the board of directors had identified as an acceptable business opportunity. The Company paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of June 30, 2006, the mortgages had been paid down to an aggregate of $114,256. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of June 30, 2006, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

Selected financial data
	Six months ended June 30
	2006	2005

Net rental income	$25,202	$17,892

Net (Loss)	(1,415)	(2,451)
Net Income (Loss) per Common Share	**	**
Weighted Average Common Shares Outstanding	14,020,000	14,020,000

	As of June 30,
	2006	2005

Total Assets	$208,569	$216,050
Working Capital (Deficiency)	(16,853)	1,704
Shareholders’ Equity	71,311	74,025

No dividends have been declared or paid for any of the periods presented.

** less than $.01

Index

RESULTS OF OPERATIONS

Revenues (for the three months and six months ended June 30, 2006 and 2005).

Revenues increased $3,571 or 39% to $12,827, and $7,310 or 41% to $25,202 for the three months and six months ended June 30, 2006, respectively, as compared with $9,256 and $17,892 for the three months and six months ended June 30, 2005, respectively. Revenues consisted of rentals on residential rental properties.

All sales transactions were with unrelated parties.

Cost of Sales (for the three months and six months ended June 30, 2006 and 2005).

None.

Expenses (for the three months and six months ended June 30, 2006 and 2005).

Operating expenses for the three months ended June 30, 2006 increased $5,030 to $15,108. The increase in expenses during this period was due primarily to the increase in professional fees by $1,954, the repairs and maintenance fees of $1,747 and the increases in general and administrative expenses in 2006. For the six months ended June 30, 2006, operating expenses increased $6,274 to $26,161 due primarily to the increase in professional fees by $2,029, the increases in repairs and maintenance fees by $3,350 and the increases in general and administrative expenses in 2006.

We expect increases in expenses through the year 2006 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $40,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration is deemed effective.

We do not have any lease agreements for our principal office and do not currently have any employment agreements.

Income Taxes (for the three months and six months ended June 30, 2006 and 2005).

We had a provision for income tax of $456 for the six months ended June 30, 2006 and 2005, respectively. We did not have any federal or state income tax expense for the three months ended June 30, 2006 and 2005.

If we incur losses, we may have a deferred tax asset. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. We do not currently have any net deferred tax assets.

Income/ Losses (for the three months and six months ended June 30, 2006 and 2005).

We had a net loss of $2,281, or less than $.01 per common share, and $1,415, or less than $.01 per common share, for the three-month and six-month periods ended June 30, 2006, respectively. This compares to net losses of $822, or less than $.01 per common share, and $2,451, or $.01 per common share, for the same periods ended June 30, 2005. We attribute the decrease in net loss primarily to rental income insufficient to cover expenses.

Index

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2006 and 2005).

Cash flows provided by operations were $4,911 and $4,361 for the six months ended June 30, 2006 and 2005, respectively. Cash flow was primarily attributable to non-cash charges for depreciation and the increases in accounts payable and accrued expenses, partially offset by net income.

Cash flows used in financing activities were $4,932 and $5,031 for the six months ended June 30, 2006 and 2005, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the loans from shareholders.

Overall, we have funded our cash needs from inception through June 30, 2005 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $12 and a working capital deficit of $16,853 as of June 30, 2005. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next 12 months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2006 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected, and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

- Seek projects of lesser value or that may be less profitable
- Seek smaller projects, which are less capital intensive, in lieu of larger projects; or
- Seek projects that are outside our geographical area to generate some revenue for us.

Index

Demand for our rental services will be dependent on, among other things, market acceptance of our services, the real estate market in general and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of rents from residential properties, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will depend upon implementing our plan of operations and the risks associated with our business plans. We operate a small real estate rental business in the Springfield, Massachusetts area. We plan to strengthen our position in this market. We also plan to expand our operations in the Springfield area, as well as identify possible investment properties in China through our strategic alliance with China World Trade.

Going concern

As shown in the accompanying financial statements, the company has suffered recurring losses from operation to date. The Company has a net deficiency of $398,957 as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

    As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Lawrence M. Nault ("CEO"). Mr. Nault also acts as our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our Internal Controls.

Index

CEO and CFO Certifications

    Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

    Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

    The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Index

    Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee) and independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation. In each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 2.      Changes in Securities

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM III, INC. (Registrant)

Date: September 5, 2006	By:	/s/ Lawrence M. Nault
Lawrence M. Nault President, Chief Executive Officer, Chief Financial Officer, Comptroller