Form 10QSB
period 2006-09-30
AXIOM III, Inc.
filed 2006-11-14
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2006

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

(413) 599-0005
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of September 30, 2006: 14,300,000

Index

ITEM 1.

AXIOM III, INC.
BALANCE SHEET
(UNAUDITED)
Septmeber 30, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$682
Accounts receivable, net	3,713

Total Current Assets	4,395

Apartment Building(net of accumulated depreciation of $25,897)	202,503

$206,898

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,097
Current portion of long-term debt	14,818
Security deposits	2,882

Total Current Liabilities	19,797

Mortgage Payable Long-Term	110,454

Due to Shareholder	4,123

Stockholders' Equity:
Common stock ($0.001 par value, 50,000,000 shares authorized:
14,300,000 issued and outstanding at September 30, 2006)	14,300
Paid in capital	492,968
Receivable from sale of stock to officer	(9,000)
Accumulated deficit	(425,744)
Total Stockholders' Equity	72,524

$206,898

See Notes to Financial Statements

Index

AXIOM III, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$37,294	$24,684	$12,092	$6,792

Operating Expenses:
General and administrative	30,052	2,239	28,472	1,562
Professional fees	7,675	4,320	1,750	425
Interest	6,884	9,517	2,234	3,569
Repairs and maintenance	6,086	2,074	1,142	480
Depreciation	5,677	5,677	1,892	1,892
Utilities	3,197	1,790	1,598	573
Management	3,049	2,340	1,003	680
Taxes	2,420	2,015	789	904

Total Operating Expenses	65,040	29,972	38,880	10,085

Loss from Operations Before
Provision for Income Tax	(27,746)	(5,288)	(26,788)	(3,293)

Provision for Income Tax	456	456	-	-

Net Loss	$(28,202)	$(5,744)	$(26,788)	$(3,293)

Basic and Fully Diluted Earnings Per Share	$0	$0	$0	$0

Weighted Average Shares Outstanding	14,160,000	14,020,000	14,160,000	14,020,000

See Notes to Financial Statements.

Index

AXIOM III, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended September 30,
	2006	2005

Operating Activities:
Net loss	$(28,202)	$(5,744)

Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation	5,677	5,677
Stock issued for services	28,000
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	(229)	57
Increase in accounts payable and
accrued expenses	1,733	1,600

Net cash provided by operating activities	6,979	1,590

Financing Activities:
Repayment of notes payable	(10,454)	(31,462)
Loan from shareholder	4,124	29,908
Repayment of loan from shareholder	-	(1,650)

Net cash used in financing activities	(6,330)	(3,204)

Net Increase (Decrease) in cash	649	(1,614)

Cash at beginning of period	33	1,022

Cash at end of period	$682	$(592)

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for:
Interest	$6,884	$9,517
Income taxes	$456	$456

See Notes to Financial Statements.

Index

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Axiom III, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should only be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the year ended December 31, 2006.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at September 30, 2006, and 2005, have been included. Readers of these financial statements should note that the interim results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Index

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

Mortgage payable due July 2013, payable in monthly installments of $1,926 (at 61%), including principal and interest at a rate of 7% through June 2010, then bearing interest of 3 percentage points above the Treasury Index, secured by a building.

Note Payable, aggregate balance as of September 30, 2006                           $ 205,364
                                                                                                                     X 61%
                                                                                                                    125,272
Less current portion                                                                                        14,818
                                                                                                                 $ 110,454

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

                                                            61%                     100%

2006                         $  3,608                  $ 5,915
2007                           15,079                   24,719
2008                           16,169                   26,506
2009                           17,338                   28,423
2010                           18,591                  30,477
Thereafter                  54,487                  89,324
                                                        $125,272   $ 205,364

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, the company has suffered recurring losses from operation to date. The Company has a net deficiency of $425,744 as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5 - EQUITY

During the third quarter of 2006, the Company issued a total of 280,000 shares to several consultants for services rendered. These shares were valued at $.10 per share, yielding an aggregate value of $28,000. These expenses were included in the accompanying statement of operations.

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

Overview

    We originally incorporated in Massachusetts as Axiom First Corporation on May 22, 2003. Duane Bennett’s Northeast Nominee Trust owned 100% of Axiom First. We also created a second corporation, Axiom Second Corporation, which was also incorporated in Massachusetts on May 22, 2003. Axiom First owned, and continues to own, 100% of its subsidiary, Axiom Second Corporation. The next month, on June 12, 2003 our director Duane Bennett deeded to Axiom Second Corporation the property located at 80 Cochran Street in Chicopee, Massachusetts. In June 2004, we incorporated Axiom III, Inc., a Nevada corporation. By agreement dated June 30, 2004, Northeast Nominee Trust entered into a share exchange with Axiom III, Inc., in which the trust exchanged its 100% ownership in Axiom First for 2,500,000 shares of Axiom III, Inc., and Axiom III, Inc. assumed 100% ownership of Axiom First and its subsidiary.

Since our incorporation as Axiom First Corporation, we have engaged in the business of buying, selling, renovating, and renting real estate, primarily in the area around Chicopee, Massachusetts, which is in the western part of the state near Springfield. We have never been the subject of any bankruptcy or receivership. We have had no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets except for the share exchange in June of 2004, by which 100% of our ownership was transferred from our Massachusetts corporation, Axiom First Corporation, to our Nevada corporation, Axiom III, Inc.

Index

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, the Company obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which the board of directors had identified as an acceptable business opportunity. The Company paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of September 30, 2006, the mortgages had been paid down to an aggregate of $110,454. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of September 30, 2006, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

Selected financial data
	Nine months ended September 30
	2006	2005

Net rental income	$37,294	$24,684

Net (Loss)	(28,202)	(5,744)
Net Income (Loss) per Common Share	**	**
Weighted Average Common Shares Outstanding	14,160,000	14,020,000

	As of September 30,
	2006	2005

Total Assets	$206,898	$215,580
Working Capital (Deficiency)	(15,402)	2,984
Shareholders’ Equity	72,524	76,348

No dividends have been declared or paid for any of the periods presented.

** less than $.01

Index

RESULTS OF OPERATIONS

Revenues (for the three months and nine months ended September 30, 2006 and 2005).

Revenues increased $5,300 or 78% to $12,092, and $12,610 or 51% to $37,294 for the three months and nine months ended September 30, 2006, respectively, as compared with $6,792 and $24,684 for the three months and nine months ended September 30, 2005, respectively. Revenues consisted of rentals on residential rental properties.

All sales transactions were with unrelated parties.

Cost of Sales (for the three months and nine months ended September 30, 2006 and 2005).

None.

Expenses (for the three months and nine months ended September 30, 2006 and 2005).

Operating expenses for the three months ended September 30, 2006 increased $28,795 to $38,880. The increase in expenses during this period was primarily attributable to $28,000 in common stock issued for services during the third quarter of 2006. We issued a total of 280,000 shares to several consultants for services rendered. The shares were valued at $.10 per share, yielding an aggregate value of $28,000. These expenses were included in the accompanying statement of operations. For the nine months ended September 30, 2006, operating expenses increased $35,068 to $65,040 due primarily to the same reason foresaid, plus the increase in professional fees by $3,355 and the increases in repairs and maintenance fees by $4,012 in 2006.

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

Income Taxes (for the three months and nine months ended September 30, 2006 and 2005).

We had provision for income tax of $456 for nine months ended September 30, 2006 and 2005, respectively. We did not have any federal or state income tax expense for three months ended September 30, 2006 and 2005.

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

Index

Income/ Losses (for the three months and nine months ended September 30, 2006 and 2005).

We had net loss of $26,788, or less than $.01 per common share, and $28,202, or less than $.01 per common share, for the three-month and nine-month periods ended September 30, 2006, respectively. This compares to net losses of $3,293, or less than $.01 per common share, and $5,744, or $.01 per common share, for the same periods ended September 30, 2005. We attributed the increase in net loss primarily to the issuance of total 280,000 shares to several consultants for services rendered. The shares were valued at $.10 per share, yielding an aggregate value of $28,000.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the nine months ended September 30, 2006 and 2005).

Cash flows provided by operations were $6,979 and $1,590 for the nine months ended September 30, 2006 and 2005, respectively. Cash flow was primarily attributable to the issuance of total 280,000 shares to several consultants for services rendered. The shares were valued at $.10 per share, yielding an aggregate value of $28,000, and non-cash charges for depreciation, partially offset by net loss.

Cash flows used in financing activities were $6,330 and $3,204 for the nine months ended September 30, 2006 and 2005, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the loans from shareholders.

Overall, we have funded our cash needs from inception through September 30, 2006 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $682 and a working capital deficit of $15,402 as of September 30, 2005. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2006 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

Index

On a long-term basis, liquidity depends on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

Going concern

As shown in the accompanying financial statements, the company has suffered recurring losses from operation to date. The Company has a net deficiency of $425,744 as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Index

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

AXIOM III, INC. (Registrant)

Date: November 9, 2006	By:	/s/ Lawrence M. Nault
Lawrence M. Nault President, Chief Executive Officer, Chief Financial Officer, Comptroller