Form 10KSB
period 2006-12-31
AXIOM III, Inc.
filed 2007-03-30
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-120967

AXIOM III, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1204606 (IRS Employer identification No.)

2341 Boston Road, Wilbraham, MA 01095
(Address of principal executive offices)

(413) 599-0005
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $49,943

The aggregate market value of the issuer’s Common Stock held by non-affiliates: N/A

As of March 2, 2007, there were outstanding 14,338,333 shares of the issuer’s Common Stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. Description of Business

BUSINESS DEVELOPMENT.

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

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, the Company obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which the board of directors had identified as an acceptable business opportunity. The Company paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of December 31, 2006, the one mortgage has been completely satisfied and the other one has a balance outstanding of $119,962. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of December 31, 2006, we had seven lease agreements in place for the building, and all seven leases are paid on a "month to month" basis. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

OVERVIEW OF OUR MARKET AREA

The city of Chicopee lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91.  Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut.  Chicopee is located in Hampden County, Massachusetts, whose estimated 1996 population was 441,280.

The economy in our primary market area enjoys the presence of large employers such as the University of Massachusetts, Baystate Medical Center, Mass Mutual Life Insurance Company, Big Y Foods, Inc., Friendly Ice Cream Corporation, Old Colony Envelope, Hamilton Standard, Pratt and Whitney and Strathmore Paper Company. Other employment and economic activity is provided by financial institutions, eight other colleges and universities, seven other hospitals and a variety of wholesale and retail trade businesses.

Respected national economists have given mixed opinions about the market for multi-family rentals in 2006.  However, according to Moody's, Economy.com and Fiserv Lending Solutions, Springfield MA is expected to see slight gains of 0.8%, while the rest of the state is expected to see significant losses as high as -3.0%.

Consistent with this national overview, recent local developments have brought improvements to the local economy.  According to the NAI 2006 Global Market Report, although there will be some slowdown in the real estate market in Massachusetts, it is expected that Springfield Massachusetts will not see a dramatic drop in market prices like many of the costal regions of the state.

According to the Pioneer Valley Planning Commission, as reported by the Springfield Business Improvement District, Chicopee had 2,112 multi-family units in fiscal 1998, while Springfield itself had 77,071 multi-family units.

These market factors form the setting in which we plan to execute our business model.  In addition we are constantly updating our data and conducting research to ensure that we are always up to date and well informed about the real estate markets that are relevant to our organization.  We also retain management companies’ onsite to ensure that we have agents on location who can ensure the accuracy of our information, check local records, and react to the various changes in any market that we enter.

OUR PLAN TO ACQUIRE OTHER RENTAL PROPERTIES

Our business plan is to buy more rental properties that we believe are undervalued, compared to their cash flows and estimated resale value. Our strategy is to identify rental properties with a favorable purchase price relative to their market value, as well as positive cash flow. We plan to buy properties primarily leased to residential tenants. We are prepared to make some improvements to our properties, so that we can increase occupancy, improve cash flows, and enhance potential resale value. We have entered into a contract with China World Trade to attempt to locate properties in China; however, given our current financial condition, we will most likely seek properties in the Springfield, Massachusetts area for the next 12 months. We are maintaining flexibility to keep either option open, though, should an appropriate opportunity arise in China, and after the next 12 months, we plan to increase our activities in China.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate primarily in the Springfield, Massachusetts area. We also plan to explore opportunities to acquire properties through our contract with China World Trade. We plan to strengthen our position in these markets. We plan to expand our operations through our acquisition and improvement of real estate.

We presently own one 3-story apartment building in Chicopee, Massachusetts. Our director, Duane Bennett, has previously owned and operated a real estate company in the Springfield, Massachusetts area, and has long-term contacts in the area. In addition, we have a contract with China World Trade to locate additional properties in China. We anticipate that we will begin to locate and negotiate for the purchase of additional properties during the second quarter of 2006. We hope to acquire additional real estate in the next 12 months, and to utilize the proceeds from the resale of those properties, along with their revenues, to pay our operating costs for the next twelve months; however, there are no assurances that this revenue will be sufficient to cover our operating costs. Accordingly, if our revenues are not sufficient, we will rely upon capital infusions from our director Duane Bennett; however, there are no assurances that Mr. Bennett will have sufficient funds to provide such capital infusions. He has made no assurance of the minimum or maximum he could provide.

PROPERTY LOCATION PROCEDURES

We plan to conduct a preliminary analysis that consists of:

·
Reviewing real estate sales information provided by local board of realtors associations and our review of the census tract increases. The information that we may obtain that would weigh in favor or our proceeding with a property acquisition would be:

o	High volume of real estate sales within the specific area
o	New schools and major commercial developments in the area
o	Improved state and city roads in the area

The information that we may obtain that would weigh against our proceeding with a property acquisition would be:

o	Hazardous waste in the area
o	High crime in the area
o	Overcrowding in the area

The data that we analyze to determine whether to purchase properties are:

·	Demographic data that suggests increased demand in a specific area. The data that would weigh in favor of our proceeding with a purchase would be:
o	Increase in industrial activity such as a major corporation moving into the area creating new jobs and increasing residential housing demand.
o	Increase in the population’s median income levels for a certain area.
o	Low crime rate in the area

·	Demographic data that would weigh against a purchase would be:
o	Migration of industrial companies outside the area.
o	Decrease in income levels
o	High crime rate in the area

In order to determine and evaluate the fastest growing areas, we will obtain reports from report surveys and reporting companies. These reports will provide detailed information that we will then study to determine where the good areas of growth are.

We will also rely on information provided by the U.S. Census Bureau to obtain information pertaining to population shifts and number of total people in a specific area. We plan also to compare the population figures from the 1990 census with those of the 2000 census.

DETAILED MARKET AND FINANCIAL ANALYSIS

We will perform detailed market and financial analysis regarding each property we decide to review for purchase so as to determine whether the specific location is appropriate for acquisition and development. That detailed information will include the following:

·	Number of properties on the market.
·	Number of properties sold in the past 12 months.
·	Sales prices asked per property.
·	Sales price sold per property.
·	Total square footage and acreage per property
·	Total number of units per property.
·	Total number of pending closings per property.

PURCHASE PROCEDURES

Once we have located a property that we may want to purchase, we will ascertain whether the owner is willing to sell the property. We then negotiate a purchase price and ask the following questions of the prospective seller and/or obtain answers from third parties:

·	When does the owner want to sell and close? Favorable conditions we look for regarding this factor are:
o	The seller is willing and able to sell within a six-month period.
o	Typically, the timing and motivation of sellers to enter into contract to sell may include several factors such as: estate planning, gifts to family, age, health and other personal factors.

·	How much will the owner sell the land for? Favorable conditions we will look for regarding this factor are:
o	The price is below market value. We determine market value through appraisals and comparable sales reports in the area.
o	With respect to price, we would also consider value trends, such as historical yearly increases in property values

·	Are there any defects on the title? Favorable conditions we will look for regarding this factor are:
o	No liens and/or encumbrances.
o	The buyer is able to deliver a clean title within the time we would like to close.

·	Does the landowner have title insurance on the property? Favorable conditions we will look for regarding this factor are:
o	The landowner has title insurance on the property.
o	The landowner is able to secure title insurance on the property.
o	We would be able to obtain title insurance on the purchased property.

We will obtain the following documents from the seller during our due diligence on the property:

·	General maps;
·	Environmental reports
·	Copies of existing zoning maps and regulations;
·	Conduct land inspection procedures;
·	Proposed zoning regulations;
·	Deeds;
·	Title insurance; and
·	Tax bills.

We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to purchase.

OUR FINANCING PROCEDURES

We will attempt to obtain financing from local banks doing business within the area where we are attempting to purchase property. Our director, Mr. Bennett, has, in the past, personally guaranteed repayment of debt for property purchases along with necessary corporate guarantees, and we plan to use such guarantees in the future, if necessary; however, there are no assurances that Mr. Bennett, or we, will be in a financial position to do so. We do not have any written agreements now or in the past with Mr. Bennett, obligating him to guarantee repayment of future debt or any of our other obligations. Mr. Bennett is not otherwise under any legal obligation to provide us with capital. We hope to leverage the property with a financial institution or private lender so that funds are available for additional purchases, based on using the property as collateral.

The procedures for obtaining our financing are as follows:

1.	File loan application.
2.	Credit checks, property appraisal done.
3.	Loan documents drafted.
4.	Down payment made that is typically approximately 5 to 10% of the appraised value.
5.	Institution lends funds for the balance, less certain transaction fees that are typically between approximately 2 to 3%.
6.	A lien is then filed with the appropriate recorder’s office.

There are no assurances that our financing procedures will be adequate to secure the funds needed to sustain our operations.

DISTRIBUTION

We have no distribution agreements in place with anyone. We plan to sell the properties we acquire primarily through direct selling efforts involving established real estate brokers and property managers and corporations that may have a need for residential and/or commercial real estate. We plan to contract with real estate brokers, sub-contractors and other agents to assist in us on a project-by-project basis.

NEW PRODUCTS OR SERVICES

We currently have no new products or services announced to the public. We will make public announcement in the future upon entering into material contracts to acquire any new real estate projects.

COMPETITIVE BUSINESS CONDITIONS

The Company faces significant competition both in acquiring rental properties and in attracting renters. The Company's primary market area of residential multi-family unit rentals is highly competitive, and the Company faces direct competition from a significant number of multi-family unit landlords, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these landlords are significantly larger and have greater financial resources than the Company. The Company's competition for renters comes from newer built apartment complexes as well as older apartment buildings.

In addition, the Company faces significant competition from home builders and land developers, because many renters have moved out of the rental market into single-family homes due to recent mortgage interest rates, which have reached 40-year lows in some cases. Nationally, there are over one hundred major land developers. Approximately 10% of these developers capture approximately 50% of the market for such developments. These developers have greater financial resources than we do and are better poised for market retention and expansion than we are. Specifically, our competition with national homebuilders is as follows:

·	Pulte Homes;
·	Ryan Homes;
·	Ryland Homes;
·	John Weiland Homes;
·	Cresent Resources; and
·	Harris Group

These national homebuilders purchase land or lots of vacant land parcels to build single-family homes, often in connection with nearby shopping centers and commercial buildings. The national homebuilders have substantial resources to enable them to build single-family homes for resale.

These builders engage in single-family home development and have greater financial resources than we do. In addition, these companies have greater operational resources because they are able to perform a variety of development tasks themselves. These companies purchase vacant land tracts and perform all the work necessary to construct the homes, such as land clearing and road development and then build the homes themselves. In contrast, we do not have the financial or operational resources to perform these tasks. These national and local builders are better equipped to acquire tracts of land equipped with these capabilities due to their operational and financial superiority over us.

We have no competitive advantages over any of the individuals and/or companies against whom we compete. We have significantly less capital, assets, revenues, employees and other resources than our local and/or national competition. There are no barriers to entry into this market.

INTELLECTUAL PROPERTY

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

GOVERNMENT REGULATION ISSUES

We are subject to applicable provisions of federal and state securities laws and to regulations specifically governing the real estate industry, including those governing fair housing and federally backed mortgage programs. Our operations will also be subject to regulations normally incident to business operations, such as occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation and income tax and social security related regulations. Although we will use our best efforts to comply with applicable regulations, we can provide no assurance of our ability to do so, nor can we fully predict the effect of these regulations on our proposed activities.

RESEARCH AND DEVELOPMENT

We have spent no funds on research and development.

EMPLOYEES

Presently, we have no employees. We have no employment agreements with any of our management. We do not anticipate hiring any additional employees in the next 12 months.

ITEM 2. Properties

We do not own any property for the use of administration nor do we have any contracts or options to acquire any property in the future for such use. Presently, we are operating out of offices located at 2341 Boston Road in Wilbraham, Massachusetts. We occupy approximately 200 square feet. This space is adequate for our present and our planned future operations. We pay no rent for use of this space. In addition we have no written agreement or formal arrangement pertaining to the use of this space. We have no current plans to occupy other or additional office space.

LOCATION AND DESCRIPTION

We currently own a 3-story apartment building in Chicopee, Massachusetts, located at 80 Cochran Street. The building is divided into seven rentable units, all of which are currently occupied. Aggregate gross rental income from these seven tenants is $4,150 per month.

INVESTMENT POLICIES

The Company's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. The Company intends to place an emphasis on acquiring residential rental property which management feels is undervalued. The Company's policy will be to focus primarily on favorable terms of financing and potential return on capital. The Company intends to look for residential rental properties that can be purchased for less than market value.

The Company has no present intention to invest in first or second mortgages, securities of companies primarily engaged in real estate activities, or interests in real estate investment trusts or real estate limited partnerships. However, the Company's board of directors is not precluded in the future from participating in such investments.

The Company currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investments it may buy. However, the board of directors in its discretion may set policies without a vote of the Company's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. The Company's current policy is to evaluate each investment based on its potential capital return to the Company on a relatively short term basis. Furthermore, the Company does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring and renting real estate.

DESCRIPTION OF REAL ESTATE AND OPERATING DATA

The Company’s primary asset is the three-story apartment building located at 80 Cochran Street in Chicopee, Massachusetts. We paid $100 cash and assumed Duane Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of December 31, 2006, the one mortgage has been completely satisfied and the other one has a balance outstanding of $119,962. No prepayment penalty provisions exist in either mortgage. The commercial mortgage matures on June 4, 2013, and should be paid in full with no balance owing on that date. We repaid our second mortgage during 2005, which was approximately $22,771.

The building is divided into seven rentable spaces, all of which are currently rented on "month to month" basis. There is no plan to make major renovations or improvements to the property.

As of January 11, 2006, we had seven lease agreements in place for the building, representing a 100% occupancy rate. The leases are managed by Lessard Property Management, Inc. on our behalf. The average effective annual rental per unit is $6,557 per unit, per year. The 7 leases on the property cover a combined total area of 6,000 square feet, representing a combined annual rental of $49,825, which represents 100% of the property’s gross annual rentals. None of the individual leases are with related parties, but all are unrelated third parties.

All seven leases are currently paid on a "month-to-month" basis. We believe there is a good chance these tenants will continue to lease the units on a month-to-month basis in the foreseeable future.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project (which, in this case, we have construed to mean the apartment building as a whole), whichever is greater.

Of the existing seven tenants, all occupy more than 10% of the available space in the building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined as follows: all are residential leases for individuals or families, for monthly rent, according to the usual terms for residential lease agreements.

The building is located in the city of Chicopee, which lies on the outskirts of the Springfield, Massachusetts urban area, located in the Pioneer Valley near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Interstate 90 is the major east-west highway crossing Massachusetts. Interstate 91 is the major north-south highway that runs directly through the heart of New England. Chicopee is located approximately 90 miles west of Boston, Massachusetts, 70 miles southeast of Albany, New York and 30 miles north of Hartford, Connecticut. Chicopee is located in Hampden County, Massachusetts, whose estimated 1996 population was 441,280.

The Company is claiming a federal tax basis of $228,400 in the property, and is depreciating the property over a 27.5 year period, using the straight-line method of depreciation for book purposes and the MACRS method for IRS purposes, representing an annualized rate of 3.636%.

The Company is of the opinion that the building is adequately covered by insurance.

ITEM 3. Legal Proceedings

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

MARKET INFORMATION

Our common stock is not traded on any exchange. We plan to eventually seek quotation on the over-the-counter Bulletin Board. We cannot guarantee that we will obtain a quotation. Although we plan to obtain a market maker for our securities, our management has not yet discussed market making with any market maker or broker dealer. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

AGREEMENTS TO REGISTER

Not applicable.

HOLDERS

As of March 2, 2007 there were 56 holders of record of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE

Upon effectiveness of this registration statement, the 720,000 and 200,000 shares, respectively, of common stock registered in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates," which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated with our affiliates, who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for two years may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

The 720,000 and 200,000 shares, respectively, of common stock registered in this offering will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our “affiliates”, which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

DIVIDEND POLICY

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained to develop our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934

Our common shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which generally refers to equity securities with a price of less than $5.00. Our shares will therefore be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $250,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of the Company's securities, if our securities become publicly traded. In addition, the liquidity for the Company's securities may be adversely affected, with concomitant adverse affects on the price of the Company's securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. Management’s Discussion and Analysis

INTRODUCTION

The discussion contained in this prospectus contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this prospectus.

OUR COMPANY

We were incorporated in Massachusetts on May 22, 2003 to engage in the business of buying, selling, renting, and improving all aspects of real estate. Our services have been performed primarily in the Springfield, Massachusetts area. The real estate rental contracts we offer our customers vary in time from three to twelve months.

Our discussion and analysis consists of the years ended December 31, 2006 and December 31, 2005.

SALES

Sales for the year ended December 31, 2006 and December 31, 2005 were $49,943 and $34,896, respectively. Sales consisted of rentals on units of our residential rental property. Rental income on a monthly basis is comparable between periods, although we had a slightly better occupancy rate during 2005.

All sales transactions were with unrelated parties.

COST OF SALES

None.

EXPENSES

Total expenses for the years ended December 31, 2006 and December 31, 2005 were $78,531 and $41,336, respectively.

The increase in expenses for the year ended December 31, 2006 is mainly attributable to issuances of our common stock in exchange for services rendered. Specifically, we issued 280,000 common shares during 2006 for consulting, officers’ fees, and director’s fees, amounting to $28,000 in total expenses. The shares were valued at $.10 per share to all parties. Expenses paid with cash were primarily connected with owning and operating our apartment building, including expenses for repair & maintenance as well as interest payments.

We expect increases in expenses through the year 2007 as we move toward developing our business plan and registering our common stock. In addition, we expect cash outlays for professional fees to increase to around $40,000 per year for compliance with the reporting requirements of the Securities and Exchange Commission once our registration statement is deemed effective.

We do not have any lease agreement for our principal office and do not currently have any employment agreements.

INCOME TAXES

We did not have any federal or state income tax expense for the years ended December 31, 2006 and December 31, 2005.

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

INCOME / LOSSES

Net losses for the years ended December 31, 2006 and December 31, 2005 were $28,588 and $6,440, respectively. We attribute the increase in net losses primarily to expenses exceeding rental income and the expenses primarily attributable to the issuance of 280,000 shares at $.10 per share in 2006 for consulting, officers’, and directors’ services received. We expect to continue to incur losses at least through the year 2007. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

IMPACT OF INFLATION

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $8,234 and $4,531 for the years ending December 31, 2006 and December 31, 2005, respectively. Cash flows from operations were primarily attributable to the decrease in accounts receivable, depreciation and a non-cash adjustment for common share issuances for services rendered, partially offset by a net loss from operations. The non-cash adjustment increased our net loss.

Cash flows (used in) financing activities were $(8,239) and $(5,520) for the years ending December 31, 2006 and December 31, 2005, respectively. Cash flows for these periods include principal payments made toward the mortgages on our income-producing rental property. Additionally, our majority shareholder contributed $7,525 and $29,307 during the years ended December 31, 2006 and 2005, respectively, which we used to repay a note payable.

Mortgage incurred from our director, Mr. Bennett, for the purchase of the rental property consisted of the following, as of December 31, 2006:

-Commercial mortgage to an unrelated party, dated June 4, 2003, bearing 7% interest through June 4, 2010, then bearing interest of 3% above the Treasury Index, and maturing on June 4, 2013. The monthly payment (including principal, interest, and escrow) is $2,172, and the total amount of the commercial mortgage as of December 31, 2006 was $119,962.

Overall, we have funded our cash needs from inception through December 31, 2006 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. Adverse effects could include an inability to afford sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, lack of financing would most likely delay the implementation of our business plan. Our alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than if we had obtained financing, for the development of our business plan.

We had cash on hand of only $28 and a working capital deficit of $14,412 as of December 31, 2006. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $40,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering launching a local advertising campaign. Our current capital and revenues are insufficient to fund such marketing. If we choose to launch such a campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

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

ITEM 7. Financial Statements

CONTENTS

INDEPENDENT AUDITOR’S REPORT	18

CONSOLIDATED BALANCE SHEET	19

CONSOLIDATED STATEMENTS OF OPERATIONS	20

CONSOLIDATED STATEMENTS OF CASH FLOWS	21

CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY	22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	23-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Axiom III, Inc. and Subsidiaries

I have audited the accompanying consolidated balance sheets of Axiom III, Inc. and Subsidiaries (“The Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axiom III, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Traci J. Anderson, CPA
Traci J. Anderson, CPA
Huntersville, NC
February 21, 2007

Axiom, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

ASSETS
Current Assets:
Cash	$28
Accounts Receivable	1,804
Total Current Assets	1,832

Property and Equipment:
Property and Equipment	228,400
Accumulated Depreciation	(29,058)
Total Furniture and Equipment	199,342

Total Assets	$201,174

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Maturities of Mortgage Payable	$14,694
Accounts Payable and Other Payables	1,550
Total Current Liabilities	16,244

Long-term Liabilities:
Mortgage Payable, Net of Current Maturities	105,268
Total Liabilities	105,268

Stockholders' Equity:
Common Stock ($.001 par value; 50,000,000 authorized;
14,300,000 issued and outstanding)	14,300
Paid in Capital	500,492
Receivable from Sale of Stock to Officer	(9,000)
Retained Earnings/(Deficit)	(426,130)
Total Owner's Equity	79,662

Total Liabilities and Owner's Equity	$201,174

The accompanying notes are an integral part of these financial statements.

Axiom III, Inc. and Subsidiaries
Consolidated Statement of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
REVENUES
Rental Income	$49,825	$34,759
Other Income	118	137
TOTAL REVENUE	49,943	34,896

EXPENSES
Selling, general and administrative	24,617	19,650
Consulting and professional fees--stock based compensation	28,000	-
Bad Debt Expense	596	-
Interest	9,062	9,751
Depreciation	8,838	8,866
Repairs and Maintenance	7,418	3,070
TOTAL EXPENSES	78,531	41,336

NET INCOME/(LOSS)	$(28,588)	$(6,440)

Net income/(loss) per share--basic and fully diluted	0.00	0.00
Weighted average shares outstanding	14,090,000	14,020,000

The accompanying notes are an integral part of these financial statements.

Axiom III, Inc. and Subsidiaries
Consolidate Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,588)	$(6,440)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	8,838	8,866
(Increase)/Decrease in Accounts Receivable	1,680	(360)
Value of Stock in Exchange for Services	28,000	-
Increase/(Decrease) in Accounts Payable	(1,696)	2,465
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,234	4,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage	(15,764)	(12,056)
Note Payable--Debt Satisfied	-	(22,771)
Capital Contributions	7,525	29,307
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,239)	(5,520)

NET INCREASE IN CASH AND
CASH EQUIVALENTS	(5)	(989)

CASH AND CASH EQUIVALENTS:
Beginning of Period	33	1,022

End of Period	$28	$33

The accompanying notes are an integral part of these financial statements.

Axiom, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2006 and 2005

	Common Shares	Common Stock	Additional Paid-in Capital	Receivable from Sale of Stock	Retained Deficit
Balances, January 1, 2005	14,020,000	$14,020	$435,940	$(9,000)	$(391,102)
Capital Contributions	-	-	29,307		-
Net Income (loss) for the year	-	-	-		(6,440)
Balances, December 31, 2005	14,020,000	$14,020	$465,247	$(9,000)	$(397,542)
Issuance of stock for services	280,000	280	27,720	-	-
Capital Contributions	-	-	7,525	-	-
Net income (loss) for the year	-	-	-	-	(28,588)
Balances, December 31, 2006	14,300,000	$14,300	$500,492	$(9,000)	$(426,130)

The accompanying notes are an integral part of these financial statements.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation—The financial statements included herein include the accounts of Axiom III, Inc. prepared under the accrual basis of accounting.

Cash and Cash Equivalents—For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—The Company’s revenue is derived from rental income from 7 leases, and all 7 are paid on a “month to month” basis.

In accordance with SFAS 13, paragraph 23, the cost of property held for leasing by major classes of property according to nature or function, and the amount of accumulated depreciation in total, is presented in the accompanying December 31, 2006 balance sheet. There are no contingent rentals included in income in the accompanying statements of operations. With the exception of the month-to-month leases, revenue is recognized on a straight-line basis and amortized into income on a monthly basis, over the lease term.

Comprehensive Income (Loss)—The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Advertising Costs—Advertising costs are expensed as incurred. The Advertising expense totaled $0 and $0 for the years ended December 31, 2006 and 2005, respectively.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Loss per Common Share—Statement of Financial Accounting Standard (SFAS) No. 128 requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes—Income taxes are provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Stock Based Transactions—The Company acquires nonmonetary assets including goods for its common stock. The goods are recorded at the fair value of the nonmonetary asset exchanged or at an independent quoted market price for items exchanged. The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. During 2006, an Accounts Receivable in the amount of $595.00 was deemed uncollectible and was written off to Bad Debt Expense. As of December 31, 2006, the Company’s Accounts Receivable balance was $1,804.00.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Impairment of Long-Lived Assets—In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Property and equipment—Rental property is stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of the rental property’s remaining 27.5 years. As of December 31, 2006, the Company’s Rental Property balance was $181,004.00 (net). Building Remodeling is stated at cost and the depreciation of equipment is calculated by the straight-line method over the estimated economic life of 27.5 years. As of December 31, 2006, the Company’s Building Remodeling balance was $13,964.00 (net). The HVAC system is stated at cost and the depreciation of the HVAC is calculated by the straight-line method over the estimated economic life of 7 years. As of December 31, 2006, the Company’s HVAC system balance was $2,500.00 (net).

Recent Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” ("SFAS 155"). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recent Accounting Pronouncements (cont’d)

In March 2006, the FASB issued SFAS Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and it permits an entity to choose either the Amortization Method or the Fair Value Method for each class of separately recognized servicing assets and servicing liabilities. At its initial adoption, the Statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. This interpretation prescribes recognition of threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. For an employer with publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. For an employer without publicly traded equity securities, the requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position (paragraphs 5, 6, and 9) is effective for fiscal years ending after December 15, 2008. Earlier application is permitted if for all of an employer's benefit plans. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. Earlier application is permitted if the entity has not yet issued interim or annual financial statements for that fiscal year. Early adoption of this standard is not expected to have a material effect on the Company’s results of operations or its financial position, but the Company is evaluating the Statement to determine what impact, if any, it will have on the Company.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status, which is the difference between the fair value of plan assets and the benefit obligation, of pension and postretirement benefit plans as a net asset or liability, with an offsetting adjustment to accumulate other comprehensive income in shareholders’ equity. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. The Company currently Company is currently evaluating the Statement to determine what impact, if any, it will have on the Company.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2006 and 2005 is summarized as follows:

Cash paid during the period for interest and income taxes:
     2006       2005
Income Taxes                                      $ ---       $ ---
Interest                                               $9,062          $9,751

NON-CASH FINANCING ACTIVITIES:

Common stock issued for services rendered             2006    2005
                              $28,000      $ -----

NOTE C—INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit there from, there is no provision for current or deferred federal or state income taxes for the years ended December 31, 2006 and 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2006 is as follows:
Current taxes      $ ---
Deferred tax benefit              (10,271)
Benefits of operating loss carryforwards    1,843
                                                                                                                       $(8,428)

Deferred tax assets recognized for deductible temporary differences and loss carryforwards total $8,428. No tax benefits have been recorded for the nondeductible (tax) expenses (stock for services) totaling $409,180.

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2006 and 2005 is as follows:
2006   2005
Income tax computed at the federal statutory rate                                   34%            34%
Valuation allowance                                                                             (34%)         (34%)
Total deferred tax asset                                                                         0%             0%

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE C—INCOME TAXES (CONT’D)

The Company has the following carryforwards available at December 31, 2006:

Operating Losses

Amount     Expires
$ 5,017                      2023
     183                      2024
14,165                       2025
  5,422                       2026

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $28,588 and $6,440 during 2006 and 2005, respectively. The Company had a net deficiency of $426,130 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE F—EQUITY

In 2006, 280,000 shares of the Company’s 50,000,000 authorized, $.001 par common stock were issued. The shares were issued as follows:

280,000—restricted shares issued for consulting and professional services; valued at $.10 per share or $28,000.

In 2005, no shares of common stock were issued.

In June 3, 2004, the Company increased its number of currently authorized of 20,000 shares of common stock to 50,000,000 shares of common stock.

AXIOM III, INC. AND SUBSIDIARIES
Notes to Audited Financial Statements
For the Year Ended December 31, 2006

NOTE F—EQUITY (CONT’D)

During the year ended December 31, 2004, 2,600,000 common shares of the Company’s $.001 par stock were issued to its officer for cash or services rendered and valued at fair market value of the shares at the time of issuance. Also, 1,420,000 shares were distributed to consultants as compensation for services rendered to the Company and valued at the fair market value of the shares at the time of issuance. The original 10,000,000 of the Company’s $.001 par stock was issued to its officer for $1,000 in 2003. The excess of the par value times the number of common shares issued over the $1,000 in cash collected represents a receivable from the shareholder at December 31, 2006.

NOTE G—NOTES PAYABLE

Mortgages incurred for the purchase of the rental property consist of the following:

Secured Commercial Mortgage to an unrelated party, dated June 4, 2003.
Bearing 7% interest through June 4, 2010, then bearing interest of 3% above the Treasury Index.

Maturing June 4, 2013.       $119,962

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

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

                                       61%                     100%

2007                             $ 14,694               $ 24,088
2008                                16,263                 26,661
2009                                17,438                 28,588
2010                                18,700                 30,655
2011                                20,051                 32,871
Thereafter                       32,816                 53,797
                                    $ 119,962            $ 196,660

NOTE H—RELATED PARTY TRANSACTIONS

On June 12, 2003, the Company’s director Duane Bennett transferred ownership in the three-story apartment building located at 80 Cochran Street from himself, personally, to Axiom First Corporation, in exchange for $100 cash and for Axiom First’s assumption of his obligations under two mortgages totaling, in the aggregate, approximately $183,863 as of December 31, 2003. Since 2003, the one mortgage has been completely satisfied and the other one has a balance outstanding of $119,962 as of December 31, 2006.

On June 30, 2004, the Company entered into a Share Exchange Agreement with Northeast Nominee Trust, of which our director Duane Bennett is the beneficiary, by which the Company issued 2,500,000 shares of its common stock to the Trust in exchange for 100% ownership of Axiom First Corporation, which in turn owned 100% of Axiom Second corporation, which in turn owns title to the three-story apartment building located at 80 Cochran Street.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 8A. Controls and Procedures

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

The Certifying Officers have also concluded, based on their evaluation of the Company’s controls and procedures that as of December 31, 2006, the Company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers.

Our Bylaws provide that we must have at least 1 director. Each director will serve until our next annual shareholder meeting, to be held sixty days after the close of the fiscal year, or until a successor is elected who accepts the position. Directors are elected for one-year terms. Our officers may be elected by our Board of Directors at any regular or special meeting of the Board of Directors. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position

Lawrence M. Nault	41	President and Director
Karol Kapinos	41	Director
Duane Bennett	46	Director

Lawrence M. Nault has been President and Director since June 2004. Mr. Nault will serve as a director until our next annual shareholder meeting, or until a successor is elected and accepts the position. He devotes approximately 10 hours per week to our company. For the past 5 years, Mr. Nault has been manager of the parts department at Cahillane Auto Body in Northampton, Massachusetts, where he has managed inventory procurement and distribution valued at over half a million dollars per year. Before that, he worked in the parts department at Saturn of Hadley, Massachusetts for one year, and before that worked for four years managing a number of Midas Muffler stores in the western Massachusetts area. He managed several family-owned real estate properties in western Massachusetts during the past 15 years, in addition to his work with Axiom III.

Karol Kapinos has been a director since our inception in June 2003. Mr. Kapinos will serve as a director until our next annual shareholder meeting, or until a successor is elected and accepts the position. He devotes approximately 5 hours per week to our company. Mr. Kapinos has, since 1990, been a self-employed entrepreneur as a wholesaler of domestic and foreign automobiles through his wholly-owned company, Midway Motors, Inc. During this time, Mr. Kapinos has become familiar with sales marketing strategies as well as overall economic trends in and around the western Massachusetts area. Mr. Kapinos has assisted in managing a block of real estate in western Massachusetts for over 10 years. Mr. Kapinos is also on the board of directors of one other publicly traded company: ABC Realty, Inc.

Duane Bennett has been a Director since our inception in June 2003. Mr. Bennett will serve as a director until our next annual shareholder meeting, or until a successor is elected and accepts the position. Mr. Bennett devotes approximately 5 hours per week to our company. Mr. Bennett’s business experience over the last ten years has consisted of the following:

From 1997 to present, Mr. Bennett has been the President of ABC Realty, Inc., a publicly traded company and a licensed real estate brokerage, which provides real estate brokerage services within the Charlotte, North Carolina area. From 1995 to August 2004, Mr. Bennett was also the President of Xenicent, Inc., a publicly traded company which produces light emitting diode (LED) display systems for use primarily in sports and transportation applications. From 1999 to 2000, Mr. Bennett was the sole owner, president, and chief executive officer of Internet Funding Corp., which sought to develop the operations of and arrange capital financing for development stage Internet companies in the Charlotte, North Carolina area. From 1991 until 1995, Mr. Bennett was chief executive officer and president of Bennett International Businesses, a sole proprietorship he owned, based in Charlotte, NC. Bennett International Businesses explored investment opportunities in China, Mexico, South Africa and Chile. From 1995 to 1996, Mr. Bennett also operated Premier Builders and Developers, a company which developed land in the Charlotte, North Carolina area. From 1991 to 1996, Mr. Bennett was the sole owner and president of Goodex, Inc., a private company involved in buying, selling, and renovating homes in the Springfield, Massachusetts area.

Other than those persons mentioned above, we have no employees.

FAMILY RELATIONSHIPS

None.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions and no promoter or significant employee of our Company has been involved in legal proceedings that would be material to an evaluation of our management.

AUDIT COMMITTEE

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE OF ETHICS

The Company has adopted a code of ethic (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

-	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
-
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

-	Compliance with applicable governmental laws, rules and regulations
-	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-	Accountability for adherence to the code

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

 ITEM 10. Executive Compensation

SUMMARY COMPENSATION TABLE

No compensation in excess of $150,000 was awarded to, earned by, or paid to any executive officer of Axiom III, Inc. during the years 2006, 2005 and 2004. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Lawrence Nault, our President for the past three years.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lawrence Nault President	2006	0	0	0	0	0	0	0	0
Lawrence Nault President	2005	0	0	0	0	0	0	0	0
Lawrence Nault President	2004	0	0	100,000	0	0	0	0	100,000

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of Axiom III, Inc.’s Common Stock as of March 2, 2007, with respect to: (i) each person known to Axiom III, Inc. to be the beneficial owner of more than five percent of Axiom III’s Common Stock, (ii) all directors; and (iii) directors and executive officers of Axiom III as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 2, 2007, there were 14,338,333 shares of common stock outstanding. As of March 2, 2007, there were no preferred shares outstanding.

Security Ownership of Certain Beneficial Owners (1) (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class

Common Stock ($.001 par value)	Duane Bennett (3) 7507 Folger Road Charlotte, NC 28226 Sunrise, FL 33351	12,600,000	88.1%

The following table sets forth the number of shares owned beneficially on March 2, 2007, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Security Ownership of Officers and Directors (2)

Title of Class	Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock ($.001 par value) Common Stock ($.001 par value) Common Stock ($.001 par value) Common Stock ($.001 par value)

Duane Bennett (3)
Director
7507 Folger Road
Charlotte, NC 28226

Lawrence M. Nault,
President and Director
2341 Boston Road
Wilbraham, MA 01095

Karol Kapinos, Director
2341 Boston Road
Wilbraham, MA 01095

All Officers and Directors as a Group (2)
		12,600,000 100,000 50,000 12,750,000	88.1% ** ** 89.1%

** Less than 1%

(1) Pursuant to Rule 13-d-3 under the Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise. Unless otherwise indicated, each person indicated above has sole power to vote, or dispose or direct the disposition of all shares beneficially owned. We are unaware of any shareholders whose voting rights would be affected by community property laws.

(2) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above tables and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(3) Mr. Bennett owns 100,000 of these shares in his own name. The remaining 12,500,000 shares are owned in the name of the Northeast Nominee Trust, of which he is the sole trustee.

CHANGES IN CONTROL

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

On June 12, 2003, our director Duane Bennett transferred ownership in the three-story apartment building located at 80 Cochran Street from himself, personally, to Axiom First Corporation, in exchange for $100 cash and for Axiom First’s assumption of his obligations under two mortgages totaling, in the aggregate, approximately $183,863 as of December 31, 2003. Since 2003, the one mortgage has been completely satisfied and the other one has a balance outstanding of $119,962 as of December 31, 2006.

On June 30, 2004, we entered into a Share Exchange Agreement with Northeast Nominee Trust, of which our director Duane Bennett is the beneficiary, by which we issued 2,500,000 shares of our common stock to the Trust in exchange for 100% ownership of Axiom First Corporation, which in turn owned 100% of Axiom Second corporation, which in turn owns title to the three-story apartment building located at 80 Cochran Street.

On August 8, 2004 we entered into a strategic reliance Agreement with China World Trade International Group, Inc. under the terms of which we issued 200,000 shares of our common voting stock to China World Trade. Those shares are being registered for resale under this registration statement. The agreement with China World Trade has been set forth in detail in this Prospectus under the heading “Plan of Distribution - China World Trade Dividend” We arbitrarily valued these shares at $0.10 per share. The estimated value for the shares was $20,000.

On August 27, 2004 we entered into a Consulting Services Agreement with Greentree Financial Group, Inc. Under the terms of the agreement, Greentree Financial Group, Inc. has agreed to use its best efforts to assist us in registering our stock with the SEC and having our common stock publicly traded.  In exchange for the following services, we have paid Greentree Financial Services Corp., 700,000 shares of our common stock and $25,000 for:

•	Assistance with the preparation of our Form SB-2 registration statement;
•	State Blue-Sky compliance;
•	Selection of an independent stock transfer agent; and
•	EDGAR services

The shares issued were valued at the estimated value for the services received which was $70,000, or $.10 per share.

In 2006, 280,000 restricted shares were issued for consulting and professional services; valued at $.10 per share or $28,000.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Financial Statements

1. The following financial statements of Axiom III, Inc. are included in Part II, Item 7:

Independent Auditors’ Report
Balance Sheet-December 31, 2006
Statements of Operations - years ended December 31, 2006 and 2005
Statements of Cash Flows - years ended December 31, 2006 and 2005
Statements of Stockholders’ Equity - years ended December 31, 2006 and 2005
Notes to Financial Statements

2. Exhibits

3.	Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibits of Form SB-2 filed December 3, 2004.
14.1.    Code of Ethics
31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.    Section 1350 Certifications of Chief Executive Officer
32.2.    Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended December 31, 2006.

ITEM 14. Controls and Procedures

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Traci J. Anderson, CPA, our current independent auditor ("Anderson") for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005.

Year Ended December 31	2006		2005

Audit Fees (1)	$12,000	(3)	$12,495	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$12,000		$12,495

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Anderson in 2005 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2006.

(3)
The amounts shown for Anderson in 2006 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2007.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.
(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Traci J. Anderson, CPA were pre-approved by the Board of Directors of the Company.

The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2006, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM III, INC.

Date: March 29, 2007	By:	/s/ Lawrence M. Nault
Name: Lawrence M. Nault
Title: President