Form 10QSB
period 2007-03-31
AXIOM III, Inc.
filed 2007-05-17
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Number of shares of common stock outstanding as of May 17, 2007: 14,418,333

ITEM 1.

Axiom III, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET--UNAUDITED
AS OF MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,310
Accounts receivable	1,902
TOTAL CURRENT ASSETS	6,212

PROPERTY AND EQUIPMENT
Property and Equipment	228,400
Accumulated Depreciation	(31,267)
NET FIXED ASSETS	197,133

TOTAL ASSETS	$203,345

LIABILITIES AND OWNER'S EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$6,014
Current portion of mortgage payable	14,694
TOTAL CURRENT LIABILITIES	20,708

LONG-TERM LIABILITIES
Mortgage payable	101,595
TOTAL LIABILITIES	122,303

Stockholders' Equity
Common stock ($.001 par value, 50,000,000 shares authorized:
14,403,333 issued and outstanding at March 31, 2007)	14,403
Additional paid in capital	512,489
Retained deficit	(436,850)
Receivable from the sale of stock to officer	(9,000)
TOTAL STOCKHOLDERS' EQUITY	81,042
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,345

See Notes to Financial Statements

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	3/31/07	3/31/06
REVENUES:
Rental income	$12,534	$12,867
TOTAL REVENUE	$12,534	$12,867

EXPENSES:
General and administrative	12,898	6,217
Professional fees	1,250	500
Interest	3,065	1,484
Repairs and maintenance	921	2,577
Depreciation	2,209	2,209
Utilities	1,289	907
Management fees	1,041	1,052
Taxes	581	581
TOTAL EXPENSES	23,254	15,527
OPERATING (LOSS)	(10,720)	(2,660)

NET (LOSS)	$(10,720)	$(2,660)

See Notes to Financial Statements

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	3/31/07	3/31/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,720)	$(2,660)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation	2,209	2,209
Common stock issued for consulting services rendered	10,500	-
Increase (decrease) in accounts payable	4,464	6,061
(Increase) decrease in accounts receivable	(98)	75
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,355	5,685

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of mortgage payable	(3,673)	(3,673)
Capital contribution from shareholder	1,600	1,325
NET CASH (USED IN) FINANCING ACTIVITIES	(2,073)	(2,348)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,282	3,337

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	28	33

END OF THE PERIOD	$4,310	$3,370

See Notes to Financial Statements

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Axiom III, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should only be read in conjunction with the financial statements and notes thereto included in our audited financial statements as included in our Form 10-KSB for the year ended December 31, 2006.

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) March 31, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three month period ended March 31, 2007 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Background - Axiom III, Inc. ("The Company") was organized under laws of the State of Nevada in June 2004 as a C-Corporation. We own 100% of the stock in our subsidiary Axiom First Corp., organized under the laws of the State of Massachusetts in May 2003. Axiom First Corp., in turn, owns 100% of the stock in its subsidiary, Axiom Second Corp., also organized under the laws of the State of Massachusetts in May 2003. The purpose of Axiom Second Corp. is to buy, sell, rent, and improve any and all aspects of real estate. We currently own one building in Chicopee, Massachusetts.

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

Mortgage payable due June 4, 2013, payable in monthly installments of $1,926 (at 61%), including principal and interest at a rate of 7% through June 2010, then bearing interest of 3 percentage points above the Treasury Index, secured by a building.

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 (UNAUDITED)

Note payable, aggregate balance as of March 31, 2007                         $ 190,638
                                                                                                             X 61%
                                                                                                           116,289
Less current portion                                                                                14,694
                                                                                                          $101,595

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

	61%	100%

2007	$14,694	$24,088
2008	16,169	26,506
2009	17,338	28,423
2010	18,591	30,477
2011	20,450	33,525
Thereafter	29,047	47,619
	$116,289	$190,638

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $436,850 as of March 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase revenues in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, we obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which our board of directors had identified as an acceptable business opportunity. We paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of March 31, 2007, the mortgages had been paid down to an aggregate of $110,454. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of March 31, 2007, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

Selected financial data
	Three months ended March 31
	2007	2006

Net rental income	$12,534	$12,867

Net (Loss)	(10,720)	(2,660)
Net Income (Loss) per Common Share	**	**
Weighted Average Common Shares Outstanding	14,351,667	14,020,000

	As of March 31,
	2007	2006

Total Assets	$203,345	$210,112
Working Capital (Deficiency)	(14,496)	(12,442)
Shareholders’ Equity	81,042	82,995

No dividends have been declared or paid for any of the periods presented.

** less than $.01

RESULTS OF OPERATIONS

Revenues (for the three months ended March 31, 2007 and 2006).

Revenues decreased $333 or 2.6% to $12,534 for the three months ended March 31, 2007, respectively, as compared with $12,867 for the three months ended March 31, 2008, respectively. Revenues consisted of rentals on residential rental properties.

All sales transactions were with unrelated parties.

Cost of Sales (for the three months ended March 31, 2007 and 2006).

None.

Expenses (for the three months ended March 31, 2007 and 2006).

Operating expenses for the three months ended March 31, 2007 increased $7,727 or 49.8% to $23,254. The increase in expenses during this period was primarily attributable to decrease in general and administrative expenses by $3,819 offset by an increase that pertained to the 105,000 common shares issued during the quarter ended March 31, 2007. These shares were issued for services rendered and were valued at $.10 price per share consistent with pricing from our 2006 Form 10-KSB.

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

Income Taxes (for the three months ended March 31, 2007 and 2006).

We had no provision for income taxes for the three months ended March 31, 2007 and 2006, respectively, due to our net loss.

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

Income/ Losses (for the three months ended March 31, 2007 and 2006).

We had a net loss of $10,720, or less than $.01 per common share for the three-month period ended March 31, 2007. This compares to a net loss of $2,660, or less than $.01 per common share for the same period ended March 31, 2006. The decrease is attributable to the decrease in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the three months ended March 31, 2007 and 2006).

Cash flows provided by operations were $6,355 and $5,685 for the three months ended March 31, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable and non-cash depreciation charges in both periods. We also paid 105,000 common shares to four consultants who we valued at $.10 price per share or $10,500 as a non-cash expenditure which is added back to our net loss to arrive at operating cash used.

Cash flows used in financing activities were $2,073 and $2,348 for the three months ended March 31, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions from a shareholder.

Overall, we have funded our cash needs from inception through March 31, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $4,310 and a working capital deficit of $14,496 as of March 31, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2006 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

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

Going concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operation to date. The Company has a net deficiency of  $436,850 as of March 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

AXIOM III, INC. (Registrant)

Date: May 17, 2007	By:	/s/ Lawrence M. Nault
Lawrence M. Nault President, Chief Executive Officer, Chief Financial Officer, Controller