Form 10QSB
period 2007-06-30
AXIOM III, Inc.
filed 2007-08-13
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of August 13, 2007: 14,418,333

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements

Balance Sheet - as of June 30, 2007 (Unaudited)	3

Statements of Operations – Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows - Six Months Ended June 30, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-7

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures on Market Risk	12

Item 4. Controls and Procedures	12

PART II

Item 1. Legal Proceedings	12

Item 2. Changes in Securities	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

ITEM 1.

Axiom III, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET--UNAUDITED
AS OF JUNE 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,029
Accounts receivable	2,413
TOTAL CURRENT ASSETS	5,442

PROPERTY AND EQUIPMENT
Property and Equipment	228,400
Accumulated Depreciation	(33,476)
NET FIXED ASSETS	194,924

TOTAL ASSETS	$200,366

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$8,011
Current portion of mortgage payable	14,694
TOTAL CURRENT LIABILITIES	22,705

LONG-TERM LIABILITIES
Mortgage payable	97,922
TOTAL LIABILITIES	120,627

Stockholders' Equity
Common stock ($.001 par value, 50,000,000 shares authorized:
14,418,333 issued and outstanding at June 30, 2007)	14,418
Additional paid in capital	513,974
Retained deficit	(439,653)
Receivable from the sale of stock to officer	(9,000)
TOTAL STOCKHOLDERS' EQUITY	79,739
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,366

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months						For the Six Months
	Ended June 30,						Ended June 30,

REVENUES:	2007			2006			2007			2006

Rental income		$12,523			$12,827			$25,057			$25,202
TOTAL REVENUE		$12,523			$12,827			$25,057			$25,202

EXPENSES:
General and administrative		4,034			1,275			16,932			1,581
Professional fees		3,578			5,425			4,828			5,925
Interest		2,344			2,295			5,409			4,650
Repairs and maintenance		1,140			1,747			2,061			4,944
Depreciation		2,209			1,893			4,418			3,785
Utilities		1,060			692			2,349			1,599
Management fees		961			994			2,002			2,046
Taxes		-			787			581			2,087
TOTAL EXPENSES		15,326			15,108			38,580			26,617
OPERATING (LOSS)		(2,803)			(2,281)			(13,523)			(1,415)

NET (LOSS)		$(2,803)			$(2,281)			$(13,523)			$(1,415)

Basic income (loss) per share	$		*	$		*	$		*	$		*

Fully diluted income (loss) per share	$		*	$		*	$		*	$		*

Weighted average shares outstanding		14,410,833			14,020,000			14,359,167			14,020,000

* = less than $.01 per share.

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	6/30/07	6/30/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,523)	$(1,415)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation	4,418	3,785
Common stock issued for consulting services rendered	12,000	-
Increase (decrease) in accounts payable and other accrued liabilities	6,461	3,218
(Increase) decrease in accounts receivable	(609)	(677)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,747	4,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of mortgage payable	(7,346)	(6,908)
Loan from shareholder	-	1,976
Capital contribution from shareholder	1,600	-
NET CASH (USED IN) FINANCING ACTIVITIES	(5,746)	(4,932)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,001	(21)
CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD	28	33

END OF THE PERIOD	$3,029	$12

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the period for interest	$5,409	$4,650
Cash paid during the period for income taxes	$-	$456

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

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

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) June 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three month period ended June 30, 2007 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

NOTE 3 – NOTES PAYABLE

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

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 (UNAUDITED)

Mortgage payable due June 4, 2013, payable in monthly installments of $1,926 (at 61%), including principal and interest at a rate of 7% through June 2010, then bearing interest of 3 percentage points above the Treasury Index, secured by a building.

Note payable, aggregate balance as of June 30, 2007	$184,616
X 61%
112,616
Less current portion	14,694
$97,922

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

	61%	100%

2007	$14,694	$24,088
2008	16,169	26,506
2009	17,338	28,423
2010	18,591	30,477
2011	20,450	33,525
Thereafter	25,374	41,597
	$112,616	$184,616

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $439,653 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, we obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which our board of directors had identified as an acceptable business opportunity. We paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of June 30, 2007, the mortgages had been paid down to an aggregate of $110,454. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of June 30, 2007, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

RESULTS OF OPERATIONS

Revenues (for the three and six months ended June 30, 2007 and 2006).

Revenues decreased $304 or 2% to $12,523 for the three months ended June 30, 2007, respectively, as compared with $12,827 for the three months ended June 30, 2006, respectively. Revenues decreased $145 or 1% to $25,057 for the six months ended June 30, 2007, respectively, as compared with $25,202 for the six months ended June 30, 2006, respectively. Revenues consisted of rentals on residential rental properties.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and six months ended June 30, 2007 and 2006).

None.

Expenses (for the three and six months ended June 30, 2007 and 2006).

Operating expenses for the three months ended June 30, 2007 increased $218 or 1% to $15,326. Operating expenses for the six months ended June 30, 2007 increased $11,963 or 47% to $38,580. The increase in expenses during this period was primarily attributable to increase in general and administrative expenses that pertained to 120,000 common shares issued during the six months ended June 30, 2007. These shares were issued for services rendered and were valued at $.10 price per share or $12,000, consistent with pricing from our 2006 Form 10-KSB.

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

Income Taxes (for the three and six months ended June 30, 2007 and 2006).

We had no provision for income taxes for the three and six months ended June 30, 2007 and 2006, respectively, due to our net loss.

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

Income/ Losses (for the three and six months ended June 30, 2007 and 2006).

We had a net loss of $2,803, or less than $.01 per common share for the three-month period ended June 30, 2007. This compares to a net loss of $2,281, or less than $.01 per common share for the same period ended June 30, 2006. We had a net loss of $13,523, or less than $.01 per common share for the six-month period ended June 30, 2007. This compares to a net loss of $1,415, or less than $.01 per common share for the same period ended June 30, 2006. The increases in net losses are attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the six months ended June 30, 2007 and 2006).

Cash flows provided by operations were $8,747 and $4,911 for the six months ended June 30, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable and non-cash depreciation charges in both periods. We also paid 120,000 common shares to four consultants who we valued at $.10 price per share or $12,000 as a non-cash expenditure which is added back to our net loss to arrive at operating cash used.

Cash flows used in financing activities were $5,746 and $4,932 for the six months ended June 30, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in the current period and loan in the prior period from a shareholder.

Overall, we have funded our cash needs from inception through June 30, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

We had cash on hand of only $3,029 and a working capital deficit of $17,263 as of June 30, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

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

Going concern

    As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $439,653 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

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

AXIOM III, INC. (Registrant)

Date: August 13, 2007	By:	/s/ Lawrence M. Nault
Lawrence M. Nault President, Chief Executive Officer, Chief Financial Officer, Controller