Form 10QSB
period 2007-09-30
AXIOM III, Inc.
filed 2007-10-29
CIK 1310291

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 2007

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

Number of shares of common stock outstanding as of October 23, 2007: 48,910,000

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements

Balance Sheet - as of September 30, 2007 (Unaudited)	3

Statements of Operations – Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows - Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6-7

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	8-11

Item 3. Quantitative and Qualitative Disclosures on Market Risk	12

Item 4. Controls and Procedures	12

PART II

Item 1. Legal Proceedings	12

Item 2. Changes in Securities	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	13

Table of Contenta

ITEM 1.

Axiom III, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET--UNAUDITED
AS OF SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,672
Accounts receivable	3,468
TOTAL CURRENT ASSETS	6,140

PROPERTY AND EQUIPMENT
Property and Equipment	228,400
Accumulated Depreciation	(35,685)
NET FIXED ASSETS	192,715

TOTAL ASSETS	$198,855

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$7,508
Current portion of mortgage payable	14,694
TOTAL CURRENT LIABILITIES	22,202

LONG-TERM LIABILITIES
Mortgage payable	94,249
TOTAL LIABILITIES	116,451

Stockholders' Equity
Common stock ($.001 par value, 50,000,000 shares authorized:
14,648,333 issued and outstanding at September 30, 2007)	14,648
Additional paid in capital	555,144
Retained deficit	(478,388)
Receivable from the sale of stock to officer	(9,000)
TOTAL STOCKHOLDERS' EQUITY	82,404
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,855

Table of Contenta

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS--UNAUDITED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three Months						For the Nine Months
	Ended September 30,						Ended September 30,
REVENUES:	2007			2006			2007			2006

Rental income		$13,287			$12,092			$38,344			$37,294
TOTAL REVENUE		$13,287			$12,092			$38,344			$37,294

EXPENSES:
General and administrative		44,703			28,472			61,635			30,052
Professional fees		187			1,750			5,015			7,675
Interest		2,252			2,234			7,661			6,884
Repairs and maintenance		428			1,142			2,489			6,086
Depreciation		2,209			1,892			6,627			5,677
Utilities		2,257			1,598			3,317			3,197
Management fees		2,059			1,003			3,020			3,049
Taxes		838			789			838			2,420
TOTAL EXPENSES		54,933			38,880			90,602			65,040
OPERATING (LOSS)		(41,646)			(26,788)			(52,258)			(27,746)

NET (LOSS)		$(41,646)			$(26,788)			$(52,258)			$(27,746)

Basic income (loss) per share	$		*	$		*	$		*	$		*

Fully diluted income (loss) per share	$		*	$		*	$		*	$		*

Weighted average shares outstanding		14,533,333			14,160,000			14,474,167			14,160,000

* = less than $.01 per share.

Table of Contenta

Axiom III, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS--UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	9/30/07	9/30/06
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(52,258)	$(28,202)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation	6,627	5,677
Common stock issued for consulting services rendered	53,400	28,000
Increase (decrease) in accounts payable and other accrued liabilities	5,958	1,733
(Increase) decrease in accounts receivable	(1,664)	(229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,063	6,979

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments of mortgage payable	(11,019)	(10,454)
Loan from shareholder	-	4,124
Capital contribution from shareholder	1,600	-
NET CASH (USED IN) FINANCING ACTIVITIES	(9,419)	(6,330)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,644	649
CASH AND CASH EQUIVALENTS:

BEGINNING OF THE PERIOD	28	33

END OF THE PERIOD	$2,672	$682

SUPPLEMENTAL CASH FLOW DISCLOSURES AND NON-CASH
FINANCING INFORMATION:
Cash paid during the period for interest	$7,661	$6,884
Cash paid during the period for income taxes	$-	$456

Table of Contenta

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

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

Interim Financial Information

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as of (at) September 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three month period ended September 30, 2007 is not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Table of Contenta

AXIOM III, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 (UNAUDITED)

Note payable, aggregate principal balance as of September 30, 2007	$178,595
X 61%
108,943
Less current portion	14,694
$94,249

The aggregate amount of long-term debt maturing during each of the succeeding five years is as follows:

	61%	100%

2007	$14,694	$24,088
2008	16,169	26,506
2009	17,338	28,423
2010	18,591	30,477
2011	20,450	33,525
Thereafter	21,701	35,576
	$108,943	$178,595

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $478,388 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Table of Contenta

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

Table of Contenta

THE BUILDING AT 80 EAST COCHRAN STREET

On June 12, 2003, we obtained from Duane Bennett its only asset to date, a 3-story apartment building in Chicopee, Massachusetts, which our board of directors had identified as an acceptable business opportunity. We paid $100 cash and assumed Mr. Bennett’s obligations under two mortgages totaling $183,863 (a commercial mortgage for $160,084 and a second mortgage for $23,779) in order to obtain the property. As of September 30, 2007, the mortgages had been paid down to an aggregate of $108,943. The building is a three-story apartment building located in Chicopee, Massachusetts, near Springfield in the western part of the state. It is divided into seven rentable spaces, six of which are currently rented.

As of September 30, 2007, we had six lease agreements in place for the building. The leases are managed by Lessard Property Management, Inc. on our behalf, and the monthly amounts due under the leases, in the aggregate, total $3,450 per month. We have not reported the individual lease amounts, because they are in the names of private individuals.

Lessard Property Management has a contract with us to manage these leases, and their fee for doing so is 8% of the collected rent, or $150 per project, whichever is greater. This property management agreement was assigned to us by our director, Duane Bennett, for no additional consideration, other than as part of the process by which he deeded the property to us.

RESULTS OF OPERATIONS

Revenues (for the three and nine months ended September 30, 2007 and 2006).

Revenues increased $1,195 or 10% to $13,287 for the three months ended September 30, 2007, respectively, as compared with $12,092 for the three months ended June 30, 2006, respectively. Revenues increased $1,050 or 3% to $38,344 for the nine months ended September 30, 2007, respectively, as compared with $37,294 for the nine months ended September 30, 2006, respectively. Revenues consisted of rentals on residential rental properties. The increase in revenues was attributable to more units rented in the current periods versus the prior periods.

All sales transactions were with unrelated parties.

Cost of Sales (for the three and nine months ended September 30, 2007 and 2006).

None.

Expenses (for the three and nine months ended September 30, 2007 and 2006).

Operating expenses for the three months ended September 30, 2007 increased $16,053 or 41% to $54,933. Operating expenses for the nine months ended September 30, 2007 increased $25,562 or 39% to $90,602. The increase in expenses during this period was primarily attributable to increase in general and administrative expenses that pertained to 120,000 common shares issued during the six months ended September 30, 2007 and an additional 230,000 common shares issued during the three months ended September 30, 2007. These shares were issued for services rendered and were valued at $.10 and $.18 price per share or $12,000 and $41,400, respectively, consistent with pricing from our 2006 Form 10-KSB and the current stock price and fair value of services received at the time of issuance which approximates the stock value, respectively.

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

Table of Contenta

Income Taxes (for the three and nine months ended September 30, 2007 and 2006).

We had no provision for income taxes for the three and nine months ended September 30, 2007 and 2006, respectively, due to our net loss.

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

Income/ Losses (for the three and nine months ended September 30, 2007 and 2006).

We had a net loss of $41,646, or less than $.01 per common share for the three-month period ended September 30, 2007. This compares to a net loss of $26,788, or less than $.01 per common share for the same period ended September 30, 2006. We had a net loss of $52,258, or less than $.01 per common share for the nine-month period ended September 30, 2007. This compares to a net loss of $27,746, or less than $.01 per common share for the same period ended September 30, 2006. The increases in net losses are attributable to the increase in general and administrative expenses as mentioned above.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources (for the nine months ended September 30, 2007 and 2006).

Cash flows provided by operations were $12,063 and $6,979 for the nine months ended September 30, 2007 and 2006, respectively. These were mainly attributable to an increase in accounts payable and non-cash depreciation charges in both periods. We also paid 120,000 and 230,000 common shares to four and five consultants who we valued at $.10 and $.18 price per share or $12,000 and $41,400 as a non-cash expenditure which is added back to our net loss to arrive at operating cash used, respectively.

Cash flows used in financing activities were $9,419 and $6,330 for the nine months ended September 30, 2007 and 2006, respectively. Cash flows used in these periods were due primarily to repayments on notes payable on our income producing rental property offset by the capital contributions in the current period and loan in the prior period from a shareholder.

Overall, we have funded our cash needs from inception through September 30, 2007 with a series of equity and debt transactions, including those with related parties as described above. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on our operations and financial condition. This could include an inability to do sufficient advertising for the homes that we sell, which would make us less competitive in the marketplace. We could also find it more difficult to enter into strategic joint venture relationships with third parties. Finally, it would most likely delay the implementation of our business plan. An alternative plan of operation in the event of a failure to obtain financing would be to continue operations as currently configured, with the result being little, if any, projected growth. Another alternative would be to enter into a joint venture with another company that has working capital available, albeit on less favorable terms than had we obtained financing, for the development of our business plan.

Table of Contenta

We had cash on hand of only $2,672 and a working capital deficit of $16,062 as of September 30, 2007. Our current amount of cash in the bank is insufficient to fund our operations for the next twelve months. We will rely on the existence of revenue from our business, if any, and funding from outside sources; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Also, if the projected revenues fall short of needed capital we will not be able to sustain our capital needs for the next twelve months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues during the remainder of 2007 will significantly affect our cash position and make it necessary to raise additional funds through equity or debt financing. Our current level of operations would require capital of approximately $10,000 to sustain operations through year 2007 and approximately $35,000 per year thereafter. Modifications to our business plans or additional property acquisitions may require additional capital for us to operate. There can be no assurance that additional capital will be available to us when needed or available on terms favorable to us. Our approximate offering expenses of $30,000 in connection with this offering have already been paid.

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

Going concern

    As shown in the accompanying financial statements, we have suffered recurring losses from operation to date. We have a net deficiency of $478,388 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Table of Contenta

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

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

Table of Contenta

As of October 10, 2007 we entered into a Share Exchange Agreement (“Agreement”), between and among us, Eastern Concept Development Ltd., (“Eastern”) a corporation organized and existing under the laws of Hong Kong a Special Administrative Region of the Peoples’ Republic of China, Mr. Benny Lee, the shareholder of Eastern (“Eastern Shareholder”), Foshan Wanzhi Electronic Technology Co., Ltd. (“Foshan”), a corporation organized under the laws of the Peoples’ Republic of China, Jun Chen the representative of the shareholders of Foshan (“Foshan Shareholders”) and Duane Bennett, our Chief Executive Officer and Director ("Mr. Bennett").

Pursuant to the Agreement, we will acquire one hundred percent (100%) of all of the issued and outstanding share capital of Eastern from the Eastern Shareholder in exchange for 35,351,667 shares of our common stock in a transaction intended to qualify as a tax-free exchange pursuant to sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

In furtherance of the Agreement, the respective Boards of Directors of the Registrant and Eastern, have approved the exchange, upon the terms and subject to the conditions set forth in the Agreement pursuant to which one hundred percent (100%) of the share capital of Eastern (the "Eastern Concept Share Capital”) issued and outstanding prior to the exchange, will be exchanged by the Eastern Shareholder or their designee in the aggregate for 35,351,667 shares of our common stock, $.001 par value, (the "AXIO Common Stock").

Subsequent to the share exchange, Eastern or a subsidiary of Eastern will acquire from the Foshan Shareholders, all of the share capital of Foshan for approximately $1.3 million, and Foshan shall become our indirect wholly owned subsidiary.

The closing contemplated in the Agreement (the “Closing”) shall be held at a mutually agreed upon time and place on or before October 18, 2007, or on another date to be agreed to in writing by the parties (the "Closing Date”).

At Closing, our Board of Directors shall appoint such director nominees as may be designated by the Eastern Shareholder to fill vacancies on the Board of Directors of the Company, and, thereafter, our current directors shall resign. In addition, at closing, all of our officers shall tender their resignations to the Board of Directors, and our new officers shall be appointed by the newly appointed Board of Directors. All such director and officer resignations shall be in compliance with the Securities Exchange Act of 1934, as amended, and pursuant to a previously filed Information Statement on Schedule 14F-1 filed by the Company.

The Eastern Shareholder shall also pay an amount equal to $262,500 as additional consideration to North East Nominee Trust. The North East Nominee Trust is our majority shareholder, and Mr. Bennett is the trustee. His children are beneficiaries of the North East Nominee Trust.

It is important to note that Mr. Bennett had no pre-existing material relationship of any kind with Eastern, Foshan or the Eastern Shareholder or Foshan Shareholders prior to the Agreement described herein.

We have agreed to use our best efforts to insure the conditions under the Agreement will be satisfied as promptly as practicable so that the Closing conditions under Agreement will occur and a change of control will happen as soon as possible.

Pursuant to the minutes of our Board meeting held on October 9, 2007, our Board of Directors accepted the resignation of Mr. Lawrence Nault, our President, and Mr. Karl Kapinos as our Secretary. The Board appointed Mr. Duane Bennett as our Chief Executive Officer, effective as of October 9, 2007. Mr. Bennett is also our sole director. Pursuant to another minutes of our Board meeting held on October 18, 2007, Mr Duane Bennett resigned as our Chief Executive Officer and appointed Mr. Benny Lee to replace him, effective as of October 18, 2007.

Item 6.      Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302 (included in Exhibit 31.1)
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906 (included in Exhibit 32.1)

Table of Contenta

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXIOM III, INC. (Registrant)

Date: October 29, 2007	By:	/s/ Benny Lee
Benny Lee President, Chief Executive Officer, Chief Financial Officer, Controller