Form 10KSB
period 2007-12-31
AXIOM III, Inc.
filed 2008-04-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 000-52579

SMARTPAY EXPRESS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center,
Fenggang Road, Lishui Town, Nanhai
Guangdong Province,  The People’s Republic of China
(Address of principal executive offices)

011-852 –6873-0043
(Issuer's telephone number)

Axiom III, Inc.
2341 Boston Road
Wilbraham, MA  01095
(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $214,069

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $3.0 million based on the average closing bid and ask price for the common stock on April 7, 2008.

As of April 15, 2008, there were outstanding 51,000,000 shares of the issuer's common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

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

PART I

Item 1.         Description of Business

History of Our Company

Description of SmartPay Express’s Business

SmartPay Express, Inc., a Nevada corporation (“SPYX”) was originally incorporated in June, 2004 under the name of Axiom III, Inc. (“AXIO”).  AXIO was originally incorporated in Massachusetts as Axiom First Corporation on May 22, 2003. Northeast Nominee Trust owned 100% of Axiom First Corporation. AXIO also created a second corporation, Axiom Second Corporation, which was also incorporated in Massachusetts on May 22, 2003. Axiom First owned, and continues to own, 100% of its subsidiary, Axiom Second Corporation. The next month, on June 12, 2003 Duane Bennett, the Chief Executive Officer and sole Director of AXIO (“Bennett”) deeded to Axiom Second Corporation an apartment building located in Chicopee, Massachusetts. In June 2004, AXIO redomiciled from Massachusetts to Nevada by incorporating Axiom III, Inc. in Nevada, and then by agreement dated June 30, 2004 the Northeast Nominee Trust entered into a share exchange with Axiom III, Inc., in which the Trust exchanged its 100% ownership in Axiom First Corporation for 2,500,000 shares of Axiom III, Inc.  Thus, Axiom III, Inc. assumed 100% ownership of Axiom First Corporation and its subsidiary, completing the redomicile to Nevada. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust to dispose 100% equity interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007. Since then, AXIO entirely ceased its prior business operations.

AXIO was a development stage company and owned one apartment building in Chicopee, Massachusetts. It had planned to continue in this line of business for the foreseeable future. However, the opportunity arose to consummate a reverse merger with Eastern Concept Development Ltd., a corporation organized and existing under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Eastern Concept”), and the sole Director of AXIO deemed this to be in the best interests of shareholders.  Eastern Concept’s business will be described in greater detail in the next section below.

In connection with this reverse merger, on or about November 30, 2007, AXIO’s shareholders voted to change its name to SmartPay Express, Inc. and increase its authorized common stock to 300,000,000 shares of $.001 par value.  The name change and increase in authorized capital were effective on January 8, 2008 upon filing with the State of Nevada.

SPYX is currently authorized to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. It currently has 51,000,000 shares of common stock, and no shares of preferred stock issued and outstanding.

Description of Eastern Concept’s Business

Pursuant to a Share Exchange Agreement, dated October 10, 2007 (the “Agreement”), between and among AXIO, Bennett, Eastern Concept, Mr. Benny Lee, the sole shareholder of Eastern Concept (“Eastern Concept Shareholder”), Foshan Wanzhi Electron S&T Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Foshan”),and Jun Chen, the representative of the shareholders of Foshan (“Foshan Shareholders”), the Eastern Concept Shareholder exchanged all of the share capital of Eastern Concept for 35,351,667 shares of Common Stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange.  As additional consideration, the Eastern Concept Shareholder agreed to pay $262,500 to the North East Nominee Trust, which is the majority shareholder of AXIO. Bennett is the trustee of the North East Nominee Trust, whose corpus is held for the benefit of his children. The Agreement was attached as exhibit 2.1 to a Form 8-K filed with the Commission on October 24, 2007, and is incorporated by reference herein.

Subsequently, Eastern Concept Corporate Consulting (Shenzhen) Limited, a company organized and existing under the laws of the People’s Republic of China and a wholly owned subsidiary of Eastern Concept (“Eastern Concept Consulting”), entered into a Share Exchange Agreement, dated November 6, 2007, with the shareholders of Foshan pursuant to which the shareholders of Foshan agreed to exchange 100% of the share capital of Foshan for a purchase price of approximately $1.3 million. The share exchange transaction was consummated on November 9, 2007, and, as a result, Foshan became a wholly owned subsidiary of Eastern Concept Consulting. The Share Exchange Agreement was attached as exhibit 2.2 to a Form 8-K filed with the Commission on November 9, 2007, and is incorporated by reference hereby.

Pursuant to the Agreement, the Eastern Concept Shareholder exchanged 100% of the share capital of Eastern Concept for 35,351,667 shares of common stock of AXIO, thus causing Eastern Concept to become a wholly owned subsidiary of AXIO. Its sole asset was approximately $1.3 million in cash which was to be used to acquire Foshan. A so-called Super 8-K was filed with the Commission within four business days of the closing of this first step share exchange. In the second step, pursuant to a Share Exchange Agreement, a subsidiary of Eastern Concept acquired all of the outstanding share capital of Foshan for a purchase price of $1.3 million. Again, a so-called Super 8-K was filed with the Commission within four days of the closing of the second step acquisition of Foshan.

In addition, pursuant to the terms and conditions of the Agreement:

•
The parties to the Agreement agreed that AXIO shall not consummate a reverse stock split or any similar reclassification or combination of its common stock for a period of one year from October 1, 2007.

•
Bennett and the Northeast Nominee Trust agreed to execute and deliver to Eastern Concept a Leak-Out Agreement which limits the ability of Bennett and the Northeast Nominee Trust to sell any portion of the 1,000,000 share block of AXIO common stock retained by Bennett as part of the transaction for a period of one year from the date thereof in excess of 10,000 shares per day.

•	On the Closing Date, the Registrant paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.

As a result of the exchange of a majority of AXIO’s common stock for all of the share capital of Eastern Concept, the Eastern Concept Shareholder and his designee acquired majority control of the outstanding common stock of AXIO and appointed their candidate to the Board of Directors at closing. Bennett continued to serve until the ten day period required by Rule 14f-1 expired, and then he resigned. As a result, Benny Lee was appointed as a Director, Chief Executive Officer, Chief Financial Officer and Secretary of AXIO.

On or about November 30, 2007, AXIO’s shareholders voted to change the Company’s name to SmartPay Express, Inc. (“SPYX”), and this name change became effective on or about January 8, 2008, when the name change documents were filed with the Nevada Secretary of State.  SPYX now owns and operates the business of Eastern Concept and its wholly-owned subsidiary, Foshan.

Eastern Concept is a holding company, with audited and pro forma financials presented in the Form 8-K that was filed on October 24, 2007, whose sole purpose was to effect the reverse merger with AXIO and later consummate an acquisition of the share capital of Foshan from its shareholders for approximately $1.3 million. Foshan is principally engaged in providing AIOMS smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China. Foshan is a “non-bank” card issuer/operator with support from the municipal government and approval from the People’s Bank of China to collect deposits as prepayment stored in the chip embedded in the cards that it issues.

In October 2007, Foshan Information Technology Company Limited ("Foshan Company") and third parties established two subsidiaries, Foshan JiaXun Information Technology Company Limited (“JiaXun”) and Foshan JinCheng Information Technology Company Limited (“JinCheng”), in the PRC with registered capital of RMB3,000,000 (US$410,959) and RMB4,000,000 (US$547,945), respectively.  Foshan Company owns 51% of the registered capital of each of JiaXun and JinCheng.  The principal activity of JiaXun is the provision of information system and network services while JinCheng owns an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan, the PRC.

The following organizational chart shows the current relation of these entities and their owners:

Introduction to the Business of Eastern Concept

Eastern Concept was incorporated in Hong Kong with limited liability on June 29, 2007 with 10,000 authorized shares with a par value of HK$1. On incorporation, one share of HK$1 each was issued at par for cash to provide initial working capital for the Company. The Company was capitalized at $1.36 million in cash and cash equivalents for the purpose of making the acquisition of Foshan.

Eastern Concept, through its wholly owned subsidiary, Eastern Concept Consulting, has consummated an agreement to acquire 100% of the share capital of Foshan Wanzhi Electron S&T Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China, from the Foshan Shareholders.   Eastern Concept is a holding company, with audited and pro forma financials presented in the Form 8-K that was filed on October 24, 2007, whose sole purpose was to effect the reverse merger with AXIO and later acquire the share capital of Foshan from its shareholders for approximately $1.3 million.

Introduction to the Business of Foshan and its Subsidiaries (hereafter "Foshan" refers to Wanzhi Electron S&T Company Limited and its subsidiaries)

Foshan is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong province of the People’s Republic of China. Foshan is a “non-bank” card issuer/operator with support from the municipal government and approval from the People’s Bank of China to collect deposits as prepayments stored in the chip embedded in the smart card.

Foshan was founded in 2005 by Mr. Li Xinghao, an entrepreneur from Foshan, Guangdong Province in the People’s Republic of China. He is committed to integrated smart card business operations with the AIOMS Card. Foshan’s mission is to provide people with a lifestyle of convenience, applicability and point accumulation loyalty programs. The management team at Foshan is determined to build its operations into one of the leaders in the AIOMS Card market.

Foshan is a successful operator of All-in-One Municipal Service Cards (the AIOMS Card). The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details. Examples of AIOMS Card uses include, but are not limited to, the following: VIP shopping cards, prepaid phone cards, municipal travel cards, student security cards, corporate employee cards and lottery sales cards.

Foshan has opened branches in the city of Foshan in Guangdong Province, and has signed a contract to open branches in other major cities in China. It currently has 20 card equipment and software development staff members, five industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

Since its establishment, Foshan has experienced significant growth in the market. With rising demand for its products and services, Foshan intends to expand its business scope further throughout China.

Detail of Foshan’s Operations

Foshan is principally engaged in providing smart card payment systems and related value-added services through the operation of the AIOMS Card. Each AIOMS card has a built-in microchip containing an Electron S&T purse and other applications which can accurately record the holder’s transactions details. The government issues unique operating licenses of the all-in-one municipal cards for the operator of each major city. Based on the current operating license of the AIOMS card in the city of Foshan, Foshan aims to build a clearance payment and management system for the AIOMS cards as well as to offer value added services including the fixed and mobile information channels.

Foshan generates revenue from merchant discounts offering; prepaid card fees; and interest on stored value of the AIOMS cards. The AIOMS cards consist of 5 major operating areas of products and services, they include:

•	Government services: offer payment services of social security; medical; government reimbursement and transfer for applicable government services;
•	Municipal utilities services: offer payment services of public transportation; library and cultural facilities; and other public services;
•	E-money services: offer petty Electron S&T payment services for expenditures in merchant stores; fast food stores; and other available member merchants;
•
Data providing services:  offer database of services and consumption patterns of users for analyzing effective consumer behaviors; offer information distribution services such as SMS; email; website information to targeted users according to businesses and institutions’ preferences.

•
Value-added services: offer specific services such as employee cards which allow internal wage settlement, shopping payment and remote remittance; student cards which stores student academic results as well as government subsidized assistances; and sales agent which includes prepaid phone cards, game cards, and lottery tickets.

How Much Foshan Sells

Our net sales to unaffiliated customers for the period from June 29, 2007 to December 31, 2007 were approximately $188,978. All operating revenues were generated from providing our smart card system services to various third parties.

Where Foshan Does Business

Currently, Foshan operates its AIOMS card payment system and related value-added services from its headquarters in Nanhai District, Foshan City, Guangdong Province, the PRC, with population of over 7 million. There are several smart card operators in China and the government intends to designate one operator in each of the major cities.  Existing operators include the ones in the cities of Guangzhou; Zhuhai; Shanghai and Beijing.

Where Foshan is Headed

Our strategies for achieving continued success include:

•	Acquire operating licenses for other AIOMS card from the government in other major cities with no current operators, including targeted city of Dongguan;
•	Merge and acquire existing AIOMS card businesses from current operators, including the Guangzhou operator; and
•	Acquire related value-added services businesses so as to provide turnkey services for card users.

Foshan’s sources of revenues

The revenues of our AIOMS Cards operations will come from increased card usage and the development of new types of cards for sale. Additional sources including the following:

•	Commissions from petty payment and settlement for the citizen cards;
•	Monthly maintenance fees from the student cards;
•	Commissions from shopping and transfer services from the employee cards;
•	Commissions from petty payment and settlement for the municipal travel cards;
•	Commissions from consumption activities of the VIP merchant cards; and
•	Income from providing database of consumption patterns to businesses and institutions.

Factors that affect sales volumes for AIOMS cards include:

•	World gross domestic product growth
•	Number of AIOMS card operators acquired and
•	Development of additional value-added services

Factors that affect the prices for AIOMS cards include:

•	World economic environment
•	Relative strength of the Chinese RMB
•	Quality of services provided
•	Abundance of services provided

Analysis of the Markets for Smart Cards and AIOMS Cards

Smart cards, which are intended primarily for electronic payment and identification purposes, are being used in a wide range of fields, particularly the public transportation sector, and have become an important hi-tech means to facilitate the development of urban transportation fee collections and management of municipal infrastructure service sectors. Thanks to superb capabilities in moving object identification and processing of non-contact integrated circuit cards (“IC card”), the all-in-one public transportation card system has become the largest application of non-contact cards. With the continued development of technologies, standards and applications/products, the all-in-one public transportation card system, primarily through the means of non-contact cards, has been thriving in China.

In early 1998, the non-contact IC card based (including magnetic cards) automatic ticket checking system was employed in the number 1 and 2 subway line in Shanghai. This proved to be a successful application of non-contact IC cards in the urban rail transportation sector. In the same year, the LEGIC non-contact IC traffic system was deployed in Shenzhen and resulted in similar successes.

In view of the characteristics of the municipal traffic management systems in China and the applications of non-contact IC cards, the Chinese government has made great efforts to integrate resources for public transportation infrastructure development, construction, operation and management sectors. As a matter of fact, the real purpose of municipal all-in-one cards is to allow reasonable allocation and integration of the valuable resources in the public transportation management and operation sectors, and to keep the public transportation IC card payment system under the macro-control of the government. While trying to do more with less, it is seeking to allow citizens (i.e., the end users) to share the benefits of the all-in-one card system with the lowest possible cost. The deployment of all-in-one card systems can also comprehensively improve the management and service standards of the public transportation sector.

So far, all-in-one municipal transportation card systems, also known as AIOMS cards, have been deployed or are being deployed in a number of major cities, including Shanghai, Beijing, Guangzhou, Shenzhen, Dalian, Wuhan, Nanjing, Tianjin, Shenyang and Foshan. There are also many smaller cities that are planning to deploy or have deployed the AIOMS Card. Notably, with approximately 6 million cards issued and with coverage across all public transportation, subway, taxi and ferry sectors, the AIOMS Card in Shanghai represents the most significant application of this technology in China’s cities.

One well regarded system is the Octopus system operating in Hong Kong, which has proven to be a very successful case for the application, operation and management of AIOMS card systems. In Hong Kong, 13 million cards have been issued, totaling an annual transaction volume of HKD 25 billion. The system is extensively used for payment of fares and petty expenses in the urban railway and public transportation sectors. The Octopus system is today the primary payment means of Hong Kong citizens for public transportation services. At the same time, the extensive use of pre-paid cards (over 70% in the urban rail traffic sector) has greatly reduced the use of one-way tickets, substantially saving operation and management costs for the system.

Worldwide, all-in-one municipal transportation card systems have been deployed in Singapore, London, Rome, Seoul/Pusan, Tokyo and a number of other cities. Particularly in Singapore and Seoul/Pusan, the all-in-one municipal transportation card system is being used on extremely large scales. The Octopus system and other successful AIOMS Card systems around the world all share many similarities, including: 1) they all started in the urban rail transportation sector and later expanded into the public transportation system; 2) they all attached significant importance to the settlement system, card issuance, pre-payment deposit system and, particularly, the service functions of the all-in-one card systems; and 3) they have been able to achieve an overall balance of economic and social benefits for owners and operators of the systems through market-oriented measures.

Competition

The competition of the all-in-one municipal card industry in China is mainly derived from the ability of acquiring operation licenses and attracting of clients of value-added services. Currently in the Chinese market, the management believes that there is no other company implementing a similar AIOMS Card operation model as that of Foshan. However, a number of larger players are beginning to experiment in the sector, and competitors are thus emerging, including:

1)  AIOMS Card operator -- Yangchengtong
Yangchengtong in Guangzhou is engaged in the all-in-one public transportation card business and its most distinct advantage is its large user base. However, it has notable vulnerabilities due to limitation of historical corporate infrastructure, which results in an  inability to transform its citizen cards into inscribed cards for intra-industry operation.  The company has experienced weak performance in the past and is unable to make a desirable profit.

2)  Jiaxiaotong operators
While electronic payment is stymied by a number of challenges in the municipal service sector that is dominated by “all-in-one public transportation cards,” the “all-in-one education card”-dominated education payment sector is on the fast track, due mainly to the support of government policies and market demands. There are a large number of such operators nationwide. Most of these operators are derived from companies formerly engaged in developing the IT structure of the education sector, and they maintain their advantages in terms of experience in the education industry. However, with a vision limited to their existing industry, they have not been able to obtain AIOMS Card operation licenses, not to mention crossing over the threshold of the overall capability needed for the operation of the AIOMS Card.  Currently, most of these operators are still making losses or are barely profitable.  In view of their scales and resources, no integrated operator with a similar communication, financial and payment operation to that of Foshan is in the market or is expected to emerge in the near future. This situation provides Foshan with abundant user resources and valuable market opportunities.

3)  Industry leaders
With the expansion of the “all-in-one education card” in the municipal service card sector, many industry leaders are incorporating the service into their core business through cooperation programs. The service development experienced by Foshan shows that China Mobile, China Telecom and China Unicom have approved “all-in-one education card” operators as the key content providers for their SMS services.  In the meantime, mainstream operators in both the telecom and the cable broadband industries have accepted the “all-in-one education card” as their key content provider partners. Industrial and Commercial Bank of China and Bank of China view the smart student card operators in the “all-in-one education card” sector as their core industrial partners. After the implementation of pilot projects in initial stages, these industrial leaders have found their own vulnerabilities in terms of industrial experience and resource restrictions, and are turning towards cooperation with industrial chains. They therefore pose little competitive threat.

Competitive Advantages and Strategy

The Company believes that its product formulations, price points, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages. In particular, as compared with existing rival products and services in the market, Foshan’s products have a number of advantages:

1)
Industrial advantages: in addition to using the same municipal card license that many companies in the industries hold, Foshan also has card application development and services experience, which have differentiated Foshan from its -rivals.  In addition to the petty payment settlement platform, Foshan also offers a portfolio of educational, medical, business, and merchant service products, which most of its rivals do not.  In general, Foshan holds distinct advantages in terms of card management and operation, value-added services, and comprehensive product series.

2)	Service advantages: By leveraging the global service structure of Chigo Group which has established an extensive service network that guarantees long-term stable operations.

3)	Current partners advantages:

•
Chigo Group (based in Guangdong Province): a well-known brand in the home electrical appliance industry, with a well-established after-sales service network across China and other countries; the core partner of Foshan;

•
Watsons: the popular chain store of Hutchison Whampoa, a listed company on the Hong Kong Stock Exchange, and a data service client of Foshan; has shared Foshan with a database of 2.8 million VIP customers;

•	China Unicom Foshan City Branch: our quality service provider;
•	China Mobile Foshan City Branch: our quality service provider; and
•	China Telecom Foshan City Branch: our quality service provider.

In comparison to Chinese competitors, the Company believes it possesses superior technological expertise, products, marketing knowledge, and global relationships.

Growth Strategy

The Company’s vision is to become one of the market leaders in the AIOMS Card Industry which offers superior value-added services for card users. Management intends to grow the Company’s business by pursuing the following strategies:

•	Grow capacity and capabilities in line with market demand increases.
•	Enhance leading-edge technology through continuous innovation, research and study.
•	Continue to improve operational efficiencies and use of nearly all technical advantages.
•	Further expand into higher value-added segments of the smart card industry.
•	Build a strong market reputation to foster and capture future growth in China.

Existing Facilities

Foshan is located at Feng Gang Road, Lishui, Nanhai District, Foshan City, Guangdong Province, the People’s Republic of China, with a total office space of approximately 9,000 square feet.

Sales and Marketing

Foshan has a current sales and marketing force of 20 personnel, who report to Foshan’s headquarters in Nanhai District, Foshan City and are assigned to our consumers’ offices from time to time for after-sales support. Foshan’s marketing strategy is to explore applications for specific regions and industries as follows:

1)
In the education industry, Foshan is going to leverage the government policy in favor of all-in-one education cards and adopt a low-profit-margin business model to supply and provide free equipment as well as equity investment to expand our customer base in the all-in-one education card sector.  Correlating with the new curriculum reform and the college enrollment examination system reform, we are going to cooperate with industrial leaders to a) expand our portfolios with applications for student performance assessment and general performance assessment, b) increase the scope of education services and improve the loyalty program of all-in-one education card users; and c) solidify our leadership in the all-in-one education card sector;

2)
Foshan will then build on its base of existing operations in the education industry to expand its business into a number of other sectors, including transportation, retail, cultural and medical, and to promote the development and operation of AIOMS Cards through building up of industrial applications;

3)
We will develop and expand the customer base for electronic payment and issue a “Minhang Card”, a high-end electronic payment card for municipal services through collaboration with communication operators including China Mobile, China Telecom and China Unicom, and financial companies including MasterCard, Bank of China and Industrial and Commercial Bank of China, as well as commercial players including Watsons and Chigo. Eventually, we will be able to deliver high-margin electronic payment products to enable interaction of high-quality resources and integration of services;

4)	We will leverage the business opportunities of the 2008 Beijing Olympic Games and the 2010 Guangzhou Asian Games to expand the scope of AIOMS Card and penetrate additional regions in the near future.

Intellectual Property

Foshan owns the operating right from the Chinese government for the all-in-one municipal smart card system in Foshan City, Guangdong Province, the People’s Republic of China.

Customers

From inception through December 31, 2007, the Company achieved revenues of $214,069. During the same time period, the Company’s top five customers – ranked by the sales amount sold to each customer – contributed $118,703 in revenues. The following table depicts the top five customers for the period from June 29, 2007 through December 31, 2007.

Name of Customer	Sales	% of Total Sales
Jiahengli Company Ltd	$64,110	29.95%
Guangzhou Development Bank	$21,075	9.84%
Guangdong Chigo Air Conditioning Co., Ltd.	$13,347	6.23%
Dongguan Waiting Lounge	$10,326	4.82%
Guangzhou Watson’s	$9,845	4.60%
TOTALS	$118,703	55.44%

Regulation

The Company is subject to regulation by both the PRC central government and by local government agencies.  Since its inception, the Company has been in compliance with applicable regulations.

All all-in-one municipal smart card operators are required to have operating licenses for the right to operate in designated cities in the People’s Republic of China.

Employees

Foshan has 28 full time employees.

Forward-Looking Statements

This Report on Form 10-KSB contains forward-looking statements. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation, SPYX’s ability to raise additional capital to finance its activities; the effectiveness, profitability, and the marketability of its products; legal and regulatory risks associated with the Agreement; the future trading of the common stock of SPYX; the ability of SPYX to operate as a public company; its ability to protect its proprietary information; general economic and business conditions; the volatility its operating results and financial condition; its ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this Report is included based on information available to SPYX that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. SPYX has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. SPYX does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Item 2.               Description of Property

Foshan does not own any real property.  As mentioned above, it leases approximately 9,000 square feet of office space in Foshan City.

Item 3.               Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4.              Submission of Matters to a Vote of Security Holders

On or about November 30, 2007, the shareholders voted to increase SPYX’s authorized common stock to 300,000,000 shares and change its name to SmartPay Express, Inc.  The vote was conducted by written consent of the majority of stockholders without a meeting, and approximately 67.9% of the shareholders thus voted in favor of both proposals.  More information appears in the Definitive Schedule 14C filed with the SEC on December 18, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SPYX”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

(1) Investors may have difficulty buying and selling or obtaining market quotations;
(2) Market visibility for our common stock may be limited; and
(3) A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High (1)	Low

2007	Second Quarter	0.35	0.25
	Third Quarter	0.25	0.06
	Fourth Quarter	0.75	0.05

The transfer agent for our common stock is Guardian Registrar & Transfer, Inc., 7951 Southwest 6th Street, Suite 216, Plantation, FL 33324, Attn: Elson Soto, Jr. Tel: (954) 915-0105.

As of December 31, 2007, there were 89 holders of record of 50,000,000 outstanding shares of common stock of the Company.

Dividends

We have not previously paid any cash dividends on its common stock and do not anticipate paying dividends on its common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Penny Stock Characterization

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $5,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the Selling Stockholders or other or other holders seeking to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities.

Agreements to Register

Currently, there are no agreements to register the Company’s common stock.

Shares Eligible for Future Sale

From time to time, certain shares of common stock held by our stockholders will be freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates", which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons who has beneficially owned his or her restricted shares for at least six months, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates who have held their restricted shares for one year may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resales of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests at least $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

Currently, approximately 6,250,000 shares of our common stock are available for sale in accordance with the provisions of Rule 144. Additionally, future sales of stock owned by our affiliates may be permitted according to Rule 144. The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

Changes of Equity Securities During Period Covered By Report

As a result of a share exchange transaction consummated on November 9, 2007, the Company issued 35,351,667 shares of its common stock to the Eastern Concept Shareholder in exchange for 100% of the issued and outstanding share capital of Eastern Concept.  This share issuance represented 70.7% of the total 50,000,000 common shares issued and outstanding after giving effect to the share exchange, and, as a result, Eastern Concept became a wholly owned subsidiary of SPYX.  This share issuance was exempt from registration under Section 4(2) and Regulation S of the Securities Act, based on the facts that this was an isolated transaction to one individual, who was sophisticated in securities transactions, and who was also not a U.S. person as described in Regulation S.

Item 6.          Management's Discussion and Analysis or Plan of Operation

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYX, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYX after giving effect to the share exchange.  Subsequently, on December 17, 2007, we filed a Schedule 14C for the adoption of the Company’s name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, authorized capital shares of preferred stock remains the same as 5,000,000 shares.

Through its indirectly wholly-owned subsidiary, Foshan Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYX is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and has signed contracts to open additional branches in other major cities in China.  It currently has 20 card equipment and software development staff members, 5 industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the period from June 29, 2007 (date of inception of Eastern Concept) to December 31, 2007.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

(In US$ thousands except per share data)	Period Ended	% of
	Dec. 31	Revenue
	2007
Operating revenues
Service Income	214	100.0

Operating expenses
Subcontracting charges	(105)	(49.1)
Staff costs	(42)	(19.6)
Depreciation expenses	(2)	(0.9)
Amortization of intangible assets	(64)	(29.9)
Other general and administrative expenses	(40)	(18.7)
Total Operating expenses	(253)	(118.2)

Loss from operations	(39)	(18.2)

Non-operating income
Interest income	2	0.9
Other income	20	9.3

Loss before income tax and minority interests	(15)	(7.0)
Income tax expense	(7)	(3.3)

Loss before minority interests	(22)	(10.3)
Minority interests	(2)	(0.9)
Net loss	(24)	(11.2)

Loss per share
Basic	(0.05)	cents

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006.

The acquisition of Eastern Concept by the Company has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer.  Eastern Concept was incorporated in Hong Kong on June 29, 2007 and there was no annual comparative financial figure prior to its incorporation.  As a result, the Company captures all activities since inception to December 31, 2007 in this report.

OPERATING REVENUE
Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $214,000 service income as operating revenue since inception to December 31, 2007, of which approximately 37% was generated from the Nanhai project.

SUBCONTRACTING CHARGES

Since inception to December 31, 2007, the subcontracting charges amounted to approximately $105,000.  The significant portion of these charges, approximately 38%, was related to the Nanhai project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the reporting period approximated $42,000.  Currently, the Company employs 4 managers, 14 technicians, and 10 administrative staff.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $1,758.  These expenses were related to the depreciation charged on office equipments and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the reporting period approximated $64,000.  These amortization charges were resulted from the operating rights of the Nanhai project and ShanCheng project, in addition to computer software relating to the Nanhai project.  As of December 31, 2007, the carrying value of the operating rights of the Nanshi project and ShanCheng project was approximately $1.3 million and $268,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $320,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $40,000 for the reporting period, which include various kinds of expenses incurred by the Company.

INTEREST INCOME

Interest income was approximately $2,000 for the reporting period ended December 31, 2007.  This income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income approximated $20,000 for the reporting period ended December 31, 2007.  This other income was on other non-core services provided to a minority shareholder of the Company, Foshan Shancheng JiaXun Technology Services Centre.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 33%.

Income taxes recorded in the profit generating entities were approximately $7,000 for the reporting period ended December 31, 2007.

NET LOSS

Net loss was approximately $24,000 for the reporting period ended December 31, 2007.  The loss was partially the result of the non-cash entries of depreciation and amortization charges, representing approximately 30% of the total revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, cash and cash equivalents totaled $1,373,085.  This cash position was the result of a combination of net cash provided by financing activities in the amount of $1,405,280 and by operating activities of $51,269.  This positive net cash position was offset by net cash used in investing activities in the amount of $83,464.  The increase in financing activities was primarily due to the advance from a major shareholder of the Company.  This advance is due on demand with no definite term and non-interest bearing.  The net cash provided by operating activities was mainly the result of increase in temporary receipts from customers and adding back of the non-cash amortization charges, offsetting by repayments and net loss.  The net cash used in investing activities was the cash used in a loan to a minority shareholder and acquisitions of subsidiaries, offsetting by a cash advance received from a third party for the sales of a minority interest of a subsidiary and increase in net repayments from related parties.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have immediate plans to have a public offering of our common stock.

SUBSEQUENT EVENTS

On February 20, 2008, the Company issued 300,000 shares to Man Yee Rickey Choy for certain consulting services provided.

On February 26, 2008, the Company issued 700,000 shares to Sheung Wai Yim for professional services provided.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principals upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavourable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Valuation of Long-Lived Assets

We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with definite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience credit loss rates similar to those we have experienced in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers.

Off-Balance Sheet Arrangements

The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company's shares and classified as shareholder’s equity or that are not reflected in the Company's financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Inflation

The Company believes that inflation has not had a material effect on its operations to date.

Income Taxes

Provision for income and other taxes has been made in accordance with the tax rates and laws in effect in the PRC.

Income tax is computed on the basis of pre-tax income. Deferred taxes are provided using the liability method for all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. The tax consequences of those differences are classified as current or non-current based on the classification of the related assets or liabilities in the financial statements.

Revenue Recognition

The Company generally recognizes service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable. Service revenues are recognized net of discounts.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.  While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expenses costs related to any acquisitions after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parents’ equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial statements.

Item 7.           Financial Statements

The information required by this Item follows below.

SMARTPAY EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

We have audited the accompanying consolidated balance sheet of SmartPay Express, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from June 29, 2007 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and cash flows for the period from June 29, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2007 of US$597,742 and US$24,737 respectively, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: April 14, 2008

            SMARTPAY EXPRESS, INC.
                (formerly known as Axiom III, Inc.)
                Consolidated Balance Sheet
                As of December 31, 2007

ASSETS	Note	US$

Current assets
Trade receivables from third parties		28,266
Trade receivables from related parties	5(b)(i)	36,239
Prepayments and deposits		170,093
Other debtors		16,960
Amounts due from related parties	5(b)(ii)	10,084
Loan receivable from a minority shareholder	5(b)(iii)	274,110
Income tax recoverable		3,567
Inventories		12,604
Cash and bank balances		1,373,085

Total current assets		1,925,008

Property, plant and equipment, net	6	52,143
Intangible assets, net	7	1,855,881
Prepayments for a long-term investment	8	20,548

Total assets		3,853,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables		11,135
Accrued charges and other payables	9	575,125
Amounts due to related parties	5(b)(iv)	1,423,636
Temporary receipts	10	508,318
Income tax payable		4,536

Total current liabilities		2,522,750

Long-term loans from a related party	5(b)(v)	883,562

Commitments and contingencies	11

Minority interests		472,005

Stockholders' deficit
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 50,000,000 shares		50,000
Dedicated reserve	12	319
Accumulated losses		(75,056)

Total stockholders’ deficit		(24,737)

Total liabilities and stockholders' deficit		3,853,580

The financial statements should be read in conjunction with the accompanying notes.

               SMARTPAY EXPRESS, INC.
                (formerly known as Axiom III, Inc.)
                Consolidated Statement of Operations
                For the period from June 29, 2007 (date of inception) to December 31, 2007

	Note	US$
Operating revenue
Service income		214,069

Operating expenses
Subcontracting charges		(104,583)
Staff costs		(42,124)
Depreciation of property, plant and equipment		(1,758)
Amortization of intangible assets		(63,788)
Other general and administrative expenses		(39,903)

Loss from operations		(38,087)

Interest income		2,496
Other income		20,266

Loss before income tax and minority interests		(15,325)

Income tax	4	(7,270)

Loss before minority interests		(22,595)

Minority interests		(2,142)

Net loss and total comprehensive loss		(24,737)

Basic net loss per share of common stock		(0.05) cents

Weighted average number of shares of common stock outstanding		50,000,000

The financial statements should be read in conjunction with the accompanying notes.

     SMARTPAY EXPRESS, INC.
(formerly known as Axiom III, Inc.)
        Consolidated Statement of Cash Flows
For the period from June 29, 2007 (date of inception) to December 31, 2007

	Note	US$

Cash flows from operating activities:
Net loss		(24,737)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment		1,758
Amortisation of intangible assets		63,788
Minority interests		2,142
Changes in working capital:
Trade receivables		(17,814)
Inventories		(5,489)
Prepayments and deposits		(79,671)
Other debtors		730
Trade payables		(13,138)
Accrued charges and other payables		25,848
Temporary receipts		90,582
Income tax recoverable		7,270

Net cash provided by operating activities		51,269

Cash flows from investing activities:
Payments for purchase of property, plant and equipment		(3,076)
Prepayment for a long-term investment		(20,548)
Loan to a minority shareholder		(274,110)
Net repayment from related parties		375,698
Temporary receipts		273,973
Acquisition of subsidiaries	13	(435,401)

Net cash used in investing activities		(83,464)

Cash flows from financing activities:
Advances from related parties		1,405,280

Net cash provided by financing activities		1,405,280

Cash and cash equivalents at end of period, represented by cash and bank balances		1,373,085

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
(formerly known as Axiom III, Inc.)
Consolidated Statement of Stockholders' Deficit
For the period from June 29, 2007 (date of inception) to December 31, 2007

	Common Stock	Dedicated Reserve	Accumulated Losses	Total
	US$	US$	US$	US$

At June 29, 2007 (date of inception) (Note)	50,000	-	(50,000)	-

Net loss	-	-	(24,737)	(24,737)

Transfer to dedicated reserve	-	319	(319)	-

As of December 31, 2007	50,000	319	(75,056)	(24,737)

Note:
The common stock issued at inception represents shares in issue immediately after the reverse acquisition of Eastern Concept Development Limited (“Eastern Concept”), a corporation organized and existing under the laws of Hong Kong, on October 10, 2007, assuming that the capital structure had already been in existence since June 29, 2007. Details of the reverse acquisition are set out in note 1 to the financial statements.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
For the period from June 29, 2007 (date of inception) to December 31, 2007

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

SmartPay Express, Inc. (“SPYX”), formerly known as Axiom III, Inc. (“AXIO”), was organized under the laws of the State of Nevada in June 2004. On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the shareholders of Eastern Concept pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange.  On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major shareholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1.  Since then, AXIO entirely ceased its prior business operations.

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept. The historical stockholders’ equity accounts of AXIO have been retroactively restated to reflect the issuance of 35,351,667 shares of common stock since inception of Eastern Concept plus the original 14,648,333 shares of common stock of AXIO immediately prior to the reverse acquisition, with corresponding adjustments to accumulated losses.

Eastern Concept was incorporated in Hong Kong with limited liability on June 29, 2007 with 10,000 authorized shares with a par value of HK$1 each.  On incorporation, one share of HK$1 each was issued at par for cash.  Eastern Concept is a holding company.

On August 13, 2007, Eastern Concept established a wholly-owned subsidiary, Eastern Concept Corporate Consulting (Shenzhen) Limited* (“Eastern Concept Consulting”) in the People’s Republic of China (the “PRC”). The registered capital of Eastern Concept Consulting is Rmb 10,000,000 (US$1,369,863). The principal activity of Eastern Concept Consulting is provision of consultancy services on information technology and acts as a holding company during the period ended December 31, 2007.

On November 6, 2007, Eastern Concept Consulting entered into a share exchange agreement with, among others, the then shareholders of Foshan Wanzhi Electron S&T Company Limited* (“Wanzhi”) pursuant to which Eastern Concept Consulting acquired 100% of the registered capital of Wanzhi, a company established in the PRC, at a cash consideration of Rmb10,000,000 (US$1,369,863).  Details of Wanzhi are set out below:

The principal activities of Wanzhi are the provision of smartcard payment system and related value-added services mainly in Guangdong province, the PRC.  In June 2007, Wanzhi acquired the entire equity interest in Foshan Information Technology Company Limited* (“Foshan Company”), a company established in the  PRC, at a total consideration of Rmb750,000 (US$102,740). Foshan Company is principally engaged in the operation of a smartcard payment system in Foshan, Guangdong province, the PRC.

In October 2007, Foshan Company and third parties established two subsidiaries, Foshan JiaXun Information Technology Company Limited* (“JiaXun”) and Foshan JinCheng Information Technology Company Limited* (“JinCheng”), in the PRC with registered capital of Rmb3,000,000 (US$410,959) and Rmb4,000,000 (US$547,945) respectively.  Foshan Company owns 51% of the registered capital of each of JiaXun and JinCheng. The principal activity of JiaXun is provision of information system and network services while JinCheng owns an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan, the PRC (see note 7 for further details).

*  The official names are in Chinese and the English names are translation for reference only.

SPYX and its subsidiaries are collectively referred to as the “Company”.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

2.           BASIS OF PRESENTATION

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP").

The Company had negative working capital and stockholders’ deficit as of December 31, 2007 of US$597,742 and US$24,737 respectively, which raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future and obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The negative working capital position of the Company as of December 31, 2007 was mainly because of the amount due to the sole director and a major shareholder of SPYX of US$1,360,746.  The sole director and major shareholder has agreed not to call upon the Company to repay any of the amount due to him until it is in a financial position to do so.  He has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the financial information of SPYX and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.  The Company includes the results of operations of acquired entities from the date of acquisition.

Revenue recognition

The Company generally recognizes service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable.  Service revenues are recognized net of discounts.

Income and other taxes

Provision for income and other taxes has been made in accordance with the tax rates and laws in effect in the PRC.

Income tax expense is computed on the basis of pre-tax income. Deferred taxes are provided using the liability method for all significant temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. The tax consequences of those differences are classified as current or non-current based on the classification of the related assets or liabilities in the financial statements.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rentals payable under operating leases are recognized as expenses on a straight-line basis over the lease term.

Fair value of financial instruments

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair values of the Company’s financial instruments, which include cash, trade receivables and trade payables, approximate their carrying values in the financial statements due to short-term maturities of these assets and liabilities.

Earnings (loss) per share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding.  Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  The Company had no potential dilutive securities outstanding during the period ended December 31, 2007 and therefore, no diluted earnings (loss) per share is presented.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Inventories

Inventories, mainly comprise smartcards, are stated at the lower of cost and net realizable value.  Cost, which comprises all costs of purchase and, where applicable, other costs incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method.  Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

Cash equivalents

Cash equivalents include all highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company’s business activities are based in Renminbi.  However, the Company has chosen the United States dollar as its reporting currency.

Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date.  Exchange gains and losses are recorded in the consolidated statement of operations.

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period.  Translation adjustments resulting from this process are recorded in accumulated other comprehensive income within stockholders’ equity.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations.  Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Trade receivables

Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts.  Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest.  Trade receivables are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.  Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised.  Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts.  The Company generally does not require collateral for trade receivables.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.  Expenditure incurred after the assets have been put into operation, such as repairs and maintenance, is normally recognized as an expense in the period in which it is incurred.  In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is recognized in the statement of operations.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the annual rate of 20%.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

Intangible assets

Purchased intangible assets with finite useful lives represent operating rights and related computer software, which are amortized using the straight-line method over their respective estimated economic lives.

Impairment of long-lived assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of asset to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, amortization, taxes and contingencies.  Actual results could differ from those estimates.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 will have material impact on its financial statements.

4.           TAXATION

The Company is subject to PRC enterprise income tax at the rate of 33%.

A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

%

Statutory rate	(33.0)
Non-deductible expenses	45.7
Valuation allowance for deferred tax assets	34.7

Effective tax rate	47.4

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

4.	TAXATION (CONTINUED)

As of December 31, 2007, the Company’s PRC established subsidiaries had operating losses carry forward of approximately US$65,579. The operating losses will expire five years after the loss was incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), during the period ended December 31, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Pursuant to FIN 48, the Company will recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position.

5.           RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Benny Lee	The sole director and a major shareholder of SPYX
	Li Xing Hao	A director and shareholder of Wanzhi
	Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited*	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre*	Minority shareholder of JiaXun

*	The official names are in Chinese and the English names are translation for reference only.

(b)                 Balances with related parties

                            (i)       Trade receivables from related parties

US$

Chigo	24,496
Foshan JinCheng Technology Company Limited	11,743

36,239

The amounts due are unsecured, interest-free and have no fixed repayment term.

(ii)       Amounts due from related parties

US$

Foshan Shancheng JiaXun Technology Services Centre	5,975
Tang Jin Cheng	4,109

10,084

The amounts due are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

(iii)              Loan receivable from a minority shareholder

The loan to Foshan Shancheng JiaXun Technology Services Centre is unsecured, interest-free and repayable within six months from the date of advance.

(iv)              Amounts due to related parties
US$

Chigo	3,453
Benny Lee	1,360,746
Li Xing Hao	59,437

1,423,636

The amounts due are unsecured, interest-free and have no fixed repayment term.

(v)       Long-term loans from a related party

The loans from Li Xing Hao are unsecured, interest-free and repayable within two years from the date of advances.

(c)         Summary of related party transactions

US$

Service income from Chigo	13,347
Service income from Foshan JinCheng Technology Company Limited	11,744
Other income from Foshan Shancheng JiaXun Technology Services Centre	20,266

6.           PROPERTY, PLANT AND EQUIPMENT, NET

US$

Office equipments	54,637
Computers	4,856

Cost	59,493
Less: accumulated depreciation	(7,350)

52,143

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

7.            INTANGIBLE ASSETS, NET

	Note	US$

Operating rights, net	(a)	1,536,241
Computer software, net	(b)	319,640

		1,855,881

(a)         Operating rights
	Note	US$

Nanhai project	(i)	1,319,669
ShanCheng project	(ii)	268,493

Cost		1,588,162
Less: Accumulated amortization		(51,921)

		1,536,241

(i)	Nanhai project

On June 22, 2006, Wanzhi entered into a co-operative agreement (the “Co-operative Agreement”) with other parties which include, inter alia, the Education Authority in the Nanhai District, Foshan (the “Education Authority”). Pursuant to the Co-operative Agreement, Wanzhi needs to contribute certain computer equipment and software to the Education Authority and schools in the Nanhai District in exchange for an operating right for the provision of services in respect of a smartcard system to be installed in schools located in the Nanhai District.  The smartcard system enables schools and parents to check progress and information of students, and being notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The operating right is granted for a period of 10 years from June 30, 2006 to June 30, 2016.  The smartcard system has just commenced operations in a limited number of schools in the Nanhai District since September 2007.

As of December 31, 2007, Wanzhi had already made all the required contributions of computer equipment and software to the Education Authority with costs of US$1,319,669 in exchange for the operating right in accordance with the Co-operative Agreement.

(ii)	ShanCheng project

The amount represents fair value of an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan.  The operating right was transferred from the minority shareholder of JinCheng as a 49% capital contribution for the establishment of JinCheng (see note 1). The fair value of the operating right was determined by reference to a valuation report dated August 28, 2007 issued by Foshan Yongde Certified Public Accountants Co., Ltd. The operation period is 10 years from 2006 to 2016.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

(b)         Computer software
US$

Computer software	331,507
Less: Accumulated amortization	(11,867)

319,640

The computer software is directly used in the Nanhai project.

8.	PREPAYMENT FOR A LONG-TERM INVESTMENT

During the period ended December 31, 2007, JinCheng entered into an agreement with a third party to acquire a 30% equity interest in a company established in the PRC at a cash consideration of US$20,548.  The completion of the acquisition is still pending approval from the Foshan Administration for Industry and Commerce.

9.	ACCRUED CHARGES AND OTHER PAYABLES

US$

Other payables for purchase of computer equipment and software	369,863
Accrued charges and other payables	205,262

575,125

10.	TEMPORARY RECEIPTS

US$

Advanced receipts for disposal of partial interest in Foshan Company (Note)	410,959
Advanced receipts for Nanhai project	97,359

508,318

Note: Pursuant to agreements entered into between Wanzhi and third party investors (the “Purchaser”), Wanzhi will dispose of its 45% equity interest in Foshan Company to the Purchaser (the “Disposal”) at a total consideration of US$410,959. The consideration for the Disposal was received by Foshan as of December 31, 2007. The Disposal was completed in February 2008.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

11.           COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Company leases its office premises under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments:

US$
Payable during the following periods:
Within one year	26,926
Over one year but not exceeding two years	77,074

Total operating lease commitments	104,000

Operating lease charges for the period ended December 31, 2007 amounted to US$3,534.

12.           DEDICATED RESERVE

As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC established subsidiaries are required to maintain a discretionary dedicated reserve.  These subsidiaries are required to transfer an amount equal to a minimum of 10% of its statutory net income to the dedicated reserve until the balance of the dedicated reserve reaches 50% of the subsidiaries’ registered capital. The dedicated reserve can only be utilized to offset prior years’ losses.

13.	ACQUISITION OF SUBSIDIARIES

As detailed in note 1, on November 6, 2007, Eastern Concept Consulting acquired the entire equity interest in Wanzhi at a cash consideration of Rmb10,000,000 (US$1,369,863).

The fair value of the identifiable assets and liabilities of Wanzhi as at the date of acquisition and their carrying value determined in accordance with USGAAP immediately before the acquisition are as follows:

US$

Intangible assets, net	1,919,669
Property, plant and equipment, net	50,825
Bank balances and cash	934,462
Trade and other receivables	546,887
Inventories	7,115
Trade and other payables	(591,907)
Temporary receipts	(143,763)
Long-term loans from a related party	(883,562)

1,839,726
Minority interests	(469,863)

Total consideration and fair value of net assets acquired	1,369,863

Consideration:
Cash paid	1,369,863

Bank balances and cash acquired	934,462
Cash consideration paid	(1,369,863)

Net cash outflow	(435,401)

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
(continued)

14.	RETIREMENT BENEFIT PLAN

As stipulated by the rules and regulations in the PRC, the Company’s PRC established subsidiaries are required to contribute to a state-sponsored social insurance plan for all of their employees at a certain percentage of the basic salary of their employees.  The state-sponsored retirement plan is responsible for the actual pension payments or any post-retirement benefits beyond the annual contributions.

During the period ended December 31, 2007, the Company’s contributions to the above retirement benefit plan amounted to US$1,205.

15.	OPERATING RISKS

(a)    Concentration of major customers and subcontractors

Major customers with revenues of more than 10% of the Company’s total operating revenue
Sales to major customers	US$64,110
Percentage of sales	30%
Number	1

Major subcontractors with subcontracting charges of more than 10% of the Company’s total subcontracting charges
Purchases from major suppliers	US$58,392
Percentage of purchases	56%
Number	2

None of the trade receivables of the Company as of December 31, 2007 were due from its major customers.  Instead, the three most major account receivable balances accounted for 68% of total trade receivables of the Company as of December 31, 2007.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s trade receivable and loan receivable from a minority shareholder. The Company is continuously developing a more diversified customer base following the growing level of operations of Foshan Company and the Nanhai project.

(b)    Country risks
The Company may also be exposed to the risks as a result of its principal operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

(c)    Cash and time deposits

The Company mainly maintains its cash balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

16.      SUBSEQUENT EVENTS

Subsequent to the balance sheet date, SPYX issued 1,000,000 shares to third parties for consulting and professional services provided to the Company.

Item 8.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On or about November 9, 2007, the Registrant closed a reverse merger transaction with Foshan Wanzhi Electron S&T Co., Ltd., a corporation organized and existing under the laws of the People’s Republic of China (“Foshan Wanzhi”). Mazars CPA Limited, Certified Public Accountants, was the independent registered public accountant for Foshan Wanzhi. Traci J. Anderson, CPA was the independent registered public accountant for the Registrant. The Registrant decided that it would engage Mazars CPA Limited, Certified Public Accountants, as its independent registered public accountant for future audits.

On March 1, 2008, the Registrant dismissed Traci J. Anderson, CPA as the independent registered public accounting firm for the Registrant. Traci J. Anderson, CPA had been the independent registered public accounting firm for and audited the balance sheet of the Registrant as of December 31, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 2006 and 2005. In addition, Traci J. Anderson, CPA audited the balance sheet of the Registrant as of December 31, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31,. 2004 and also audited the balance sheet of the Registrant as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the period from inception (May 22, 2003) through December 31, 2003   All of the foregoing audited financial statements are hereinafter collectively referred to as the “audited financial statements.” The reports of Traci J. Anderson, CPA on the audited financial statements contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Registrant's ability to continue as a "going concern." The dismissal of Traci J. Anderson, CPA was approved unanimously by the Board of Directors of the Registrant.

In connection with the audit for the two most recent fiscal years by Traci J. Anderson, CPA and in connection with  Traci J. Anderson, CPA’s review of the subsequent interim periods through March 1, 2008, there have been no disagreements between the Registrant and Traci J. Anderson, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Traci J. Anderson, CPA would have caused it to make reference thereto in its report on the Registrant’s financial statements for these periods.

On March 1, 2008, the Registrant engaged Mazars CPA Limited, Certified Public Accountants, as its independent registered public accounting firm.  The Registrant has not consulted with Mazars CPA Limited regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Registrant's financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue.

The Registrant has made the substance of this change in accountants publicly available in its Form 8-K filed with the Securities and Exchange Commission on or about March 10, 2008.

 Item 8A.   Controls and Procedures

Annual Evaluation of Controls.  As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Benny Lee (our “CEO”), and our Chief Financial Officer, who is also Benny Lee (our “CFO”).  In addition, we have discussed these matters with our securities counsel.  In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications.  Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d–14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d–14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d–14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met.  Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary.  Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions.  Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8AT  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)           This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART III

Item 9.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth information regarding the sole member of our board of directors and our executive officer. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

As a result of the exchange of a majority of AXIO’s common stock for all of the share capital of Eastern Concept, the Eastern Concept Shareholder and his designee have acquired majority control of the outstanding common stock of AXIO and have appointed their candidate, Benny Lee, to the Board of Directors at closing of the reverse merger of Eastern Concept into AXIO.  Mr. Lee continues to serve as the sole director.

Name	Age	Position
Benny Lee	65	Chairman, CEO, CFO and Secretary

Backgrounds of Directors and Officers

Benny Lee, Chairman, CEO, CFO and Secretary – Age 65

Benny Lee has had extensive experience in senior marketing and operations positions with MasterCard International and American Express.

Earlier in his career, Mr. Lee held various regional senior operation and customer relations positions with American Express, first as Director-operations, Asia/Pacific, with American Express Reservations, and later with American Express Card Division for over 13 years.

Starting in 1983, as Vice President-International, Asia/Pacific, for MasterCard, Mr. Lee was responsible for the expansion of the MasterCard membership network in the Asia/Pacific region by first getting Nanyang Commercial Bank to convert its Federal Card to Federal MasterCard and thus, initially breaking through into the China card market. Based in Hong Kong, he assisted many financial institutions in Asia/Pacific in initiating MasterCard operations, including Bank of China when it introduced The Greatwall MasterCard, the first credit card in China. In 1990, Mr. Lee was transferred to Canada, where as Vice President-Canada Region, he opened the first MasterCard office in Toronto.

Mr. Lee left MasterCard International Card and joined MBf Card as President, MBf Card International.  He was responsible in setting up card centers in HK, PNG, Fiji, Vietnam and Myanmar and formulated local joint ventures in Taiwan, Thailand and other S.E. Asian countries. He left MBf and returned to Canada in 1994 and soon after, he joined Pacific Asia Capital Ltd. a boutique merchant banking company as president. He finalized several projects including setting up of a credit card company in Thailand.

In 1995, Mr. Lee joined Western Union Financial Service International where he served as President-Asia Region, responsible for business development and agent network management in countries of the Pacific Rim. He expanded the Western Union network by signing the China Post Office as agent in China and Bank of International Indonesia and some others. In 1996, he co-found, InterPay International Group Ltd. with his associates in Malaysia. He has served as President, responsibility for business development and franchise management for InterPay around the world. He was elected as Executive Chairman and holding the position since 2002. Mr. Lee has also been serving in the Board of Director of iSynergy Card and Payment Services, which is one of the MasterCard members in Malaysia and the largest loyalty card issuer in the country. InterPay Group is a shareholder and management company of iSynergy.

In 2004, Mr. Lee was invited to the board of Asia Payment Systems, Inc. as a director and subsequently became an executive director and then president, stationed in Shanghai in May, 2005. In September, 2006, Mr. Lee resigned from Asia Payment and terminated the relationship. He then incorporated Invest Asia Ltd. (BVI) to provide management and consultant services. He has been successful in helping Oxford Investment Holding Ltd. of Canada (OTC BB ‘oxihf’) in acquiring the interest of companies in payment and consumer related businesses under Ko Ho Management Ltd. (BVI).

There are no familial relationships between or among our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2007.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Director Compensation

The Company paid nil to its directors for service as directors in 2006, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2006, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10.      Executive Compensation

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Benny Lee	2007	0	0	0	0	0	0	0	0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2007.

Employment Agreements

The Company has no employment agreements with any of its employees.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans; however the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance insuring directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Item 11 .	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2007 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2007; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Title of Class	Name	Number of Shares Owned(1)(2)	Percent of Voting Power

Common	East Sincere Management Limited Benny Lee - CEO, CFO and Sole Owner [Director, CEO and CFO of SPYX] Flat A-1, 2/F, Maiden Court 46 Cloud View Road, Hong Kong	16,544,117	33.1%

Common	Profit Gain Management Limited Mon Hung Lew – CEO and Sole Owner Suite 1606-7, 16F, Great Eagle Centre 23 Harbour Road, Hong Kong	17,407,550(3)	34.8%

Common	All Officers and Directors as a Group (1 person)	33,951,667(3)	67.9%

(1) Calculation based on 50,000,000 shares outstanding as of December 31, 2007.
(2) Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.
(3) East Sincere Management Limited is the holder of a Proxy, dated October 26, 2007, from Profit Gain Management Limited pursuant to which Profit Gain appointed East Sincere as its proxy to vote at any special or annual meeting that may be called for a period of six months. East Sincere may be considered to be the beneficial owner of the 17,407,550 shares held by Profit Gain.

Item 12.       Certain Relationships and Related Transactions

AXIO originally incorporated in Massachusetts as Axiom First Corporation on May 22, 2003. Northeast Nominee Trust owned 100% of Axiom First Corporation. AXIO also created a second corporation, Axiom Second Corporation, which was also incorporated in Massachusetts on May 22, 2003. Axiom First owned, and continues to own, 100% of its subsidiary, Axiom Second Corporation. The next month, on June 12, 2003 director Bennett deeded to Axiom Second Corporation the property located at 80 Cochran Street in Chicopee, Massachusetts. In June 2004, AXIO incorporated Axiom III, Inc., a Nevada corporation. By agreement dated June 30, 2004, Northeast Nominee Trust entered into a share exchange with Axiom III, Inc., in which the trust exchanged its 100% ownership in Axiom First Corporation for 2,500,000 shares of Axiom III, Inc., and Axiom III, Inc. assumed 100% ownership of Axiom First Corporation and its subsidiary. Bennett is the Trustee and beneficial owner of the Northeast Nominee Trust, and was also the Chief Executive Officer and Director of AXIO up until November of 2007.

Bennett is the beneficial owner of 2,359,000 shares of common stock of AXIO held by the Northeast Nominee Trust through his position as Trustee. Bennett will retain ownership of said 2,359,000 shares of common stock, and will agree with the Company not to sell in excess of 10,000 shares per day for a one year period of time pursuant to a Leak-Out Agreement.

As part of the consideration for the share exchange transaction, the Eastern Concept Shareholder paid the sum of $262,500 to the Northeast Nominee Trust. As previously mentioned, Bennett is Trustee and a beneficial owner of the Northeast Nominee Trust.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Item 13.       Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the "Index to Exhibits" located herein, immediately following Item 15.

(b) Reports on Form 8-K Filed in Fiscal Year 2007

(1)
On October 11, 2007, the Company filed a Form 8-K in order to report its entry into a share exchange agreement with Eastern Concept, the resignation of two directors, and the appointment of a third director.

(2)
On October 24, 2007, the Company filed a Form 8-K regarding its entry into a second share exchange agreement with Foshan, completion of an acquisition of Eastern Concept, departure and appointment of directors, and a change in shell company status.

(3)
On November 9, 2007, the Company filed a Form 8-K regarding its closing of the second transaction with Foshan, the completion of its acquisition of Foshan, the appointment of new officers and directors, and a change in shell company status.

Item 14 .   Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to accounting firm of Mazars CPA Limited, Certified Public Accountants, our current independent auditor, and all fees billed for other services rendered by Mazars CPA Limited, Certified Public Accoutants, during the period.

Period from June 29, 2007 to December 31, 2007	2007

Audit Fees (1)	$32,877
Audit-Related Fees () (2)	-
Tax Fees (3)	-
All Other Fees (4)	-
Total Accounting Fees and Services	$32,877

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The fees shown above represent fees billed by Mazars CPA Limited for the audit of the Company's financial statements for the period from June 29, 2007 through December 31, 2007.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by the accounting firm of Mazars CPA Limited, Certified Public Accountants after March 1, 2008 were pre-approved by the Board of Directors of the Company.

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

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

14.1	Code of Ethics, incorporated by reference from Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Benny Lee, CEO *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Benny Lee, Principal Financial Officer *
32	Statement Required By 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002*.

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

SMARTPAY EXPRESS, INC.

By:	/s/ Benny Lee
Benny Lee, Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Benny Lee	Chief Executive Officer,	April 15, 2008
Benny Lee	Director, and Chief Financial Officer