Form 10-Q
period 2008-03-31
SMARTPAY EXPRESS, INC.
filed 2008-05-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act)   Yes ☐ No ☒

Commission File Number 0-26573

SMARTPAY EXPRESS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center
Fenggang Road, Lishui Town, Nanhai
Guangdong Province, The People’s Republic of China
(Address of principal executive offices)

(011) (852) 6873-0043
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer  ☐ Non-accelerated Filer  ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2008, 51,000,000 shares.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended March 31, 2008

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Period from January 1, 2008 to March 31, 2008

	Note	US$
Operating revenue
Service income		118,796

Operating expenses
Subcontracting charges		(46,276)
Staff costs		(79,269)
Depreciation of property, plant and equipment		(2,836)
Amortization of intangible assets		(55,299)
Other general and administrative expenses		(118,284)

Loss from operations		(183,168)

Interest income		1,040
Gain on disposal of partial interest in a subsidiary	3	259,837
Amortization of long-term loans from a related party	5 (b)(v)	(32,213)
Loss on partial settlement of long-term loans from a related party	5 (b)(v)	(24,717)

Income before income tax and minority interests		20,779

Income tax	4	-

Income before minority interests		20,779

Minority interests		16,716

Net income		37,495

Other comprehensive income
Foreign currency translation		87,231

Total comprehensive income		124,726

Basic earnings per share of common stock		0.07 cents

Weighted average number of shares of common stock outstanding		50,527,473

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		March 31, 2008	December 31, 2007
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		18,851	28,266
Trade receivables from related parties	5(b)(i)	60,279	36,239
Prepayments and deposits		760,416	170,093
Other debtors		157,074	16,960
Amounts due from related parties	5(b)(ii)	24,575	10,084
Loan receivable from a minority shareholder	5(b)(iii)	285,857	274,110
Income tax recoverable		3,720	3,567
Inventories		33,125	12,604
Cash and bank balances		517,621	1,373,085

Total current assets		1,861,518	1,925,008

Property, plant and equipment, net		57,643	52,143
Intangible assets, net		1,877,750	1,855,881
Prepayments for a long-term investment		21,429	20,548

Total assets		3,818,340	3,853,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Trade payables		28,208	11,135
Accrued charges and other payables		203,503	575,125
Amounts due to related parties	5(b)(iv)	1,383,853	1,423,636
Temporary receipts		156,290	508,318
Income tax payable		714	4,536

Total current liabilities		1,772,568	2,522,750

Long-term loans from a related party	5(b)(v)	739,370	883,562

Commitments and contingencies

Minority interests		606,413	472,005

Stockholders' equity (deficit)
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 51,000,000 shares as of March 31, 2008 and 50,000,000 shares as of December 31, 2007	6	51,000	50,000
Additional paid in capital	6	599,000	-
Dedicated reserve		319	319
Accumulated losses		(37,561)	(75,056)
Accumulated other comprehensive income		87,231	-

Total stockholders’ equity (deficit)		699,989	(24,737)

Total liabilities and stockholders' equity (deficit)		3,818,340	3,853,580

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Period from January 1, 2008 to March 31, 2008

US$

Cash flows from operating activities:
Net income	37,495

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	2,836
Amortization of intangible assets	55,299
Interest income	(1,040)
Gain on disposal of partial interest in a subsidiary	(259,837)
Amortization of long-term loans from a related party	32,213
Loss on partial settlement of long-term loans from a related party	24,717
Minority interests	(16,716)
Exchange difference	10,983
Changes in working capital:
Trade receivables	(11,860)
Inventories	(19,981)
Prepayments and deposits	16,967
Other debtors	(139,387)
Trade payables	16,596
Accrued charges and other payables	(396,270)
Temporary receipts	37,148
Income tax recoverable/payable	(4,016)

Net cash used in operating activities	(614,853)

Cash flows from investing activities:
Interest income	1,040
Payments for purchase of property, plant and equipment	(6,222)
Net advances to related parties	(14,059)

Net cash used in investing activities	(19,241)

Cash flows from financing activities:
Repayments to related parties	(40,577)
Settlement of long-term loans from a related party	(238,989)

Net cash used in financing activities	(279,566)

Net decrease in cash and cash equivalents	(913,660)

Cash and cash equivalents at beginning of period	1,373,085

Effect on exchange rate changes	58,196

Cash and cash equivalents at end of period, represented by cash and bank balances	517,621

Supplementary cash flow information:
Income tax paid	4,016

Major non-cash transaction:
Shares issued for consulting and professional services (see note 6)	600,000

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the period ended December 31, 2007.

These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation for the period presented, including normal recurring adjustments.

1.       ORGANIZATION

The unaudited condensed consolidated financial statements include the accounts of SmartPay Express, Inc. (“SPYX”) (formerly known as Axiom III, Inc. (“AXIO”)) and its subsidiaries (collectively referred to as the “Company”).

On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the shareholders of Eastern Concept Development Limited (“Eastern Concept”), a corporation organized and existing under the laws of Hong Kong, pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange.  On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major shareholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1.  Since then, AXIO entirely ceased its prior business operations.

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.  Since Eastern Concept was incorporated on June 29, 2007, no comparative information has been presented in the unaudited condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2008.

SPYX has six subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Shenzhen) Limited, Foshan Wanzhi Electron S&T Company Limited (“Wanzhi”), Foshan Information Technology Company Limited (“Foshan Company”),  Foshan JiaXun Information Technology Company Limited (“JiaXun”) and Foshan JinCheng Information Technology Company Limited (“JinCheng”).  Except for Eastern Concept, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company is principally engaged in the provision of smartcard payment system and related value-added services in Guangdong province, the PRC.

2.       ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on these condensed consolidated financial statements.

3.       GAIN ON DISPOSAL OF PARTIAL INTEREST IN A SUBSIDIARY

In February 2008, the Company disposed of its 45% equity interest in Foshan Company at a consideration of US$410,961 (the “Disposal”), resulted in a gain of US$259,837 as recorded in the condensed consolidated statement of operations.  The consideration for the Disposal was received in 2007 and recorded as temporary receipts in the consolidated balance sheet as of December 31, 2007.

4.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 17.5%.  Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month period ended March 31, 2008.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Benny Lee	The sole director and a major shareholder of SPYX
	Li Xing Hao	A director of Wanzhi
	Guangdong Chigo Air Conditioning Company Limited (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre	Minority shareholder of JiaXun

(b)	Balances with related parties

(i)        Trade receivables from related parties

	As of
	March 31, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	42,250	24,496
Foshan JinCheng Technology Company Limited	18,029	11,743

	60,279	36,239

The amounts due are unsecured, interest-free and have no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	March 31, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Foshan Shancheng JiaXun Technology Services Centre	6,004	5,975
Tang Jin Cheng	18,571	4,109

	24,575	10,084

The amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)                  Loan receivable from a minority shareholder

The loan to Foshan Shancheng JiaXun Technology Services Centre is unsecured, interest-free and repayable within six months from the date of advance.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(iv)                  Amounts due to related parties

	As of
	March 31, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	-	3,453
Benny Lee	1,362,837	1,360,746
Li Xing Hao	21,016	59,437

	1,383,853	1,423,636

The amounts due are unsecured, interest-free and have no fixed repayment term.

(v)        Long-term loans from a related party

	As of
	March 31, 2008	December 31, 2007
	US$	US$
	(Unaudited)

At beginning of period	883,562	-
Exchange realignment	37,867	-
Additions through acquisition of subsidiaries	-	883,562
Amortization	32,213	-
Repayments	(214,272)	-

At balance sheet date	739,370	883,562

The loans from Li Xing Hao, a director of Wanzhi, are unsecured, interest-free and repayable within two years from the date of advances.  The loans were stated at fair value at inception, calculated by using the discount rate of 7.56% per annum, and are subsequently stated at amortized cost.

During the three-month period ended March 31, 2008, the Company paid US$238,989 for partial settlement of a portion of the loans with carrying amount of US$214,272, resulted in a loss of US$24,717 as recorded in the condensed consolidated statement of operations.

(c)	Summary of related party transactions

Period from January 1, 2008 to March 31, 2008
US$

Service income from Chigo	16,019
Service income from Foshan JinCheng Technology Company Limited	5,545

6.       ISSUE OF NEW SHARES

In February 2008, SPYX issued 700,000 and 300,000 shares at US$0.6 per share, being the closing share price at the issue date, to third parties for consulting and professional services provided/to be provided to the Company for the periods from March 1, 2008 to 28 February 2009 and from March 1, 2008 to 31 August 2009 respectively.  The unamortized portion of the service fees as of March 31, 2008 of US$561,667 was included in prepayments and deposits.  The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Through its indirectly owned subsidiaries, SPYX is principally engaged in the provision of smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the three-month period ended March 31, 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

(In US$ thousands except per share data)	Three-month Period Ended	% of
	Mar. 31	Revenue
	2008
Operating revenues
Service Income	119	100.0

Operating expenses
Subcontracting charges	(46)	(38.7)
Staff costs	(79)	(66.4)
Depreciation expenses	(3)	(2.5)
Amortization of intangible assets	(56)	(47.0)
Other general and administrative expenses	(118)	(99.2)
Total Operating expenses	(302)	(253.8)

Loss from operations	(183)	(153.8)

Non-operating income
Interest income	1	0.8
Other income	203	170.6

Income before income tax and minority interests	21	17.6
Income tax expense	--	--

Income before minority interests	21	17.6
Minority interests	16	13.4

Net Income	37	31.0

Other comprehensive income
Foreign cuurency translation	87
Total comprehensive income	124

Basic earnings per share of
Common stock	0.07	cents

THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED THREE-MONTH PERIOD ENDED MARCH 31, 2007.

The acquisition of Eastern Concept by the Company has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer.  Eastern Concept was incorporated in Hong Kong on June 29, 2007 and there was no quarterly comparative financial figure prior to its incorporation.  As a result, the Company captures all activities for the three-month period ended March 31, 2008 in this report.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $119,000 service income as operating revenue for the three-month period ended March 31, 2008, of which approximately 70% was generated from the Nanhai project.

SUBCONTRACTING CHARGES

For the three-month period ended March 31, 2008, subcontracting charges amounted to approximately $46,000.  A significant portion of these charges was related to the Nanhai project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the reporting period approximated $79,000.  Currently, the Company employs 4 managers, 14 technicians, and 10 administrative staff.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $2,836.  These expenses were related to the depreciation charged on office equipments and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the reporting period approximated $56,000.  These amortization charges were resulted from the operating rights of the Nanhai project and ShanCheng project, in addition to computer software relating to the Nanhai project.  As of March 31, 2008, the carrying value of the operating rights of the Nanshi project and ShanCheng project was approximately $1.28 million and $270,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $320,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $118,000 for the reporting period, which include various kinds of expenses incurred by the Company including approximately $49,000 in legal and professional fees.

INTEREST INCOME

Interest income was approximately $1,000 for the three-month period ended March 31, 2008.  This income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income approximated $203,000 for the reporting period ended March 31, 2008.  This other income resulted from the gain on disposal of partial interest in a subsidiary in the amount of approximately $260,000, which was offset by amortization of long-term loans and loss on partial settlement of the long-term loans in the total amount approximated $57,000.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25%.

There was no income tax recorded for the reporting period ended March 31, 2008.

NET INCOME

Net income was approximately $37,000 for the reporting period ended March 31, 2008.  The net income was the result of gain on disposal of partial interest in a subsidiary of $259,837, which was offset by certain loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, cash and cash equivalents totaled $517,621.  This net decrease of cash position in the amount of $855,464 as compared to the position as of December 31, 2007 was the result of net cash used in all operating, investing, and financing activities in their respective amounts of $614,853, $19,241, and $279,566, offset by the contribution from currency appreciation of the Chinese yuen against the US dollars in the amount of $58,196.  The net cash used in operating activities was mainly the result of decrease of working capital in relation to accrued charges and other payables, in addition to the back out of the non-operating gain on disposal of partial interest in a subsidiary. The net cash used in investing activities was primarily the result of increase in net advances to related parties.  The net cash used in financing activities was mainly due to the partial settlement of long-term loans.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING
(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.  See the discussion under Item 4(A) above.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTPAY EXPRESS, INC.
(Registrant)

May 15, 2008	/s/ Benny Lee
Benny Lee
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)