Form 10-Q
period 2008-06-30
SMARTPAY EXPRESS, INC.
filed 2008-08-14
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

(011) (852) 6873-0043
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes x   No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 30, 2008, 51,000,000 shares.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended June 30, 2008

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Period from January 1, 2008 to June 30, 2008

		Three months ended June 30, 2008	Six months ended June 30, 2008
	Note	US$	US$
Operating revenue
Service income		238,571	357,367

Operating expenses
Subcontracting charges		(105,960)	(152,236)
Staff costs		(76,344)	(155,613)
Depreciation of property, plant and equipment		(3,438)	(6,274)
Amortization of intangible assets		(55,299)	(110,598)
Other general and administrative expenses		(199,366)	(317,650)

Loss from operations		(201,836)	(385,004)

Interest income		108	1,148
Subsidy income		27,671	27,671
Other income		479	479
Gain on disposal of partial interest in a subsidiary	4	-	259,837
Amortization of long-term loans from a related party	6(b)(b)	(13,119)	(45,332)
Loss on partial settlement of long-term loans from a related party	6(b)(b)	-	(24,717)
Share of result of an associate		(3,192)	(3,192)

Loss before income tax and minority interests		(189,889)	(169,110)

Income tax	5	-	-

Loss before minority interests		(189,889)	(169,110)

Minority interests		41,651	58,367

Net loss		(148,238)	(110,743)

Other comprehensive income
- Foreign currency translation		27,662	114,893

Total comprehensive (loss) income		(120,576)	4,150

Basic loss per share of common stock		(0.29 cents)	(0.22 cents)

Weighted average number of shares of common stock outstanding		51,000,000	50,763,736

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		June 30, 2008	December 31, 2007
		US$	US$
		(Unaudited)
	Note

ASSETS

Current assets
Trade receivables from third parties		24,530	28,266
Trade receivables from related parties	6(b)(i)	30,659	36,239
Prepayments and deposits		651,561	170,093
Other debtors		123,007	16,960
Amounts due from related parties	6(b)(ii)	31,110	10,084
Loan receivable from a minority shareholder	6(b)(iii)	290,000	274,110
Income tax recoverable		-	3,567
Inventories (smartcards)		43,551	12,604
Cash and bank balances		593,872	1,373,085

Total current assets		1,788,290	1,925,008

Property, plant and equipment, net		57,081	52,143
Intangible assets, net		1,846,459	1,855,881
Interest in an associate	7	18,362	-
Prepayment for a long-term investment	7	50,725	20,548

Total assets		3,760,917	3,853,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Trade payables		17,882	11,135
Accrued charges and other payables		447,398	575,125
Amounts due to related parties	6(b)(iv)	1,383,472	1,423,636
Temporary receipts		3,301	508,318
Income tax payable		725	4,536

Total current liabilities		1,852,778	2,522,750

Long-term loans from a related party	6(b)(v)	763,964	883,562

Commitments and contingencies

Minority interests		564,762	472,005

Stockholders' equity (deficit)
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 51,000,000 shares as of June 30, 2008 and 50,000,000 as of December 31, 2007	8	51,000	50,000
Additional paid in capital	8	599,000	-
Dedicated reserve		319	319
Accumulated losses		(185,799)	(75,056)
Accumulated other comprehensive income		114,893	-

Total stockholders’ equity (deficit)		579,413	(24,737)

Total liabilities and stockholders' equity (deficit)		3,760,917	3,853,580

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Period from January 1, 2008 to June 30, 2008

	Six months ended June 30,
	2008	2007
	US$	US$
Cash flows from operating activities:
Net loss	(110,743)	-

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	6,274	-
Amortization of intangible assets	110,598	-
Interest income	(1,148)	-
Gain on disposal of partial interest in a subsidiary	(259,837)	-
Amortization of long-term loans from a related party	45,332	-
Loss on partial settlement of long-term loans from a related party	24,717	-
Minority interests	(58,367)	-
Share of result of an associate	3,192	-
Exchange difference	15,223	-
Changes in working capital:
Trade receivables	13,056	-
Inventories	(30,217)	-
Prepayments and deposits	128,332	-
Other debtors	(105,063)	-
Trade payables	6,101	-
Accrued charges and other payables	(161,068)	-
Temporary receipts	(123,523)	-
Income tax recoverable/payable	(300)	-

Net cash used in operating activities	(497,441)	-

Cash flows from investing activities:
Interest income	1,148	-
Prepayment for a long-term investment	(50,725)	-
Payments for purchase of property, plant and equipment	(8,553)	-
Net advances to related parties	(20,256)	-

Net cash used in investing activities	(78,386)	-

Cash flows from financing activities:
Issue of share capital	-	* -
Repayments to related parties	(41,238)	-
Settlement of long-term loans from a related party	(240,868)	-

Net cash used in financing activities	(282,106)	-

Net decrease in cash and cash equivalents	(857,933)	* -

Cash and cash equivalents at beginning of period	1,373,085	-

Effect on exchange rate changes	78,720	-

Cash and cash equivalents at end of period, represented by cash and bank balances	593,872	* -

*	The amount should be HK$1, which is the cash received from issuance of share capital of Eastern Concept Development Limited on incorporation. The amount is presented as US$nil due to rounding.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to June 30, 2008

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from the audited financial statements at that date, and the unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.  Since Eastern Concept was incorporated on June 29, 2007 and there was no income derived or expenses incurred by Eastern Concept during the period from June 29, 2007 to June 30, 2007, no comparative information has been presented in the unaudited condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008.

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

2.           BASIS OF PRESENTATION

The Company had negative working capital as of June 30, 2008 of US$64,488, which raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future and obtaining adequate finance as and when required. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The negative working capital position of the Company as of June 30, 2008 was mainly because of the amount due to the sole director who is also a major shareholder of SPYX of US$1,362,151. The sole director has agreed not to call upon the Company to repay any of the amount due to him until it is in a financial position to do so.  He has also undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

3.       ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on these condensed consolidated financial statements.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to June 30, 2008

4.       GAIN ON DISPOSAL OF PARTIAL INTEREST IN A SUBSIDIARY

In February 2008, Wanzhi disposed of its 45% equity interest in Foshan Company at a consideration of US$410,961 (the “Disposal”), resulted in a gain of US$259,837 as recorded in the condensed consolidated statement of operations. The consideration for the Disposal was received in 2007 and recorded as temporary receipts in the consolidated balance sheet as of December 31, 2007. After the Disposal, SPYX holds 55% equity interest in Foshan Company through Wanzhi.

5.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 17.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month and six-month periods ended June 30, 2008.

6.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a) Name and relationship of related parties

Name	Existing relationships with the Company
Benny Lee	The sole director and a major shareholder of SPYX
Li Xing Hao	A director of Wanzhi
Guangdong Chigo Air Conditioning Company Limited (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
Tang Jin Cheng	A director of JinCheng
Foshan JinCheng Technology Company Limited	Minority shareholder of JinCheng
Foshan Shancheng JiaXun Technology Services Centre (“Shancheng JiaXun”)	Minority shareholder of JiaXun
Foshan KaiEr Information Technology Company Limited (“KaiEr”)	An associate

(b)	Balances with related parties

(i)        Trade receivables from related parties

	As of
	June 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	29,559	24,496
Foshan JinCheng Technology Company Limited	1,100	11,743

	30,659	36,239

The amounts due are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to June 30, 2008

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

(ii)        Amounts due from an associate / related parties

	As of
	June 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Shancheng JiaXun (a)	2,124	5,975
Tang Jin Cheng (a)	14,493	4,109
KaiEr (b)	14,493	-

	31,110	10,084

(a) The amounts due are unsecured, interest-free and have no fixed repayment term.

(b) The amount due is unsecured, interest-free and repayable within three months from the date of advance.

(iii)                  Loan receivable from a minority shareholder

The loan to Shancheng JiaXun is unsecured, interest-free and repayable on 31 December 2008.  Mr. Li Xing Hao has undertaken to indemnify the Company against any loss that may arise from the non-recovery of the loan.

(iv)                  Amounts due to related parties

	As of
	June 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	-	3,453
Benny Lee	1,362,151	1,360,746
Li Xing Hao	21,321	59,437

	1,383,472	1,423,636

The amounts due are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to June 30, 2008

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

(v)        Long-term loans from a related party

	As of
	June 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

At beginning of period	883,562	-
Exchange realignment	51,221	-
Additions through acquisition of subsidiaries	-	883,562
Amortization	45,332	-
Repayments	(216,151)	-

At balance sheet date	763,964	883,562

The loans from Li Xing Hao, a director of Wanzhi, are unsecured, interest-free and repayable within two years from the date of advances. The loans were stated at fair value at inception, calculated by using the discount rate of 7.56% per annum, and are subsequently stated at amortized cost.

During the period ended June 30, 2008, the Company paid US$240,868 for partial settlement of a portion of the loans with carrying amount of US$216,151, resulted in a loss of US$24,717 as recorded in the condensed consolidated statements of operations.

(c)	Summary of related party transactions

	Three months ended June 30, 2008	Six months ended June 30, 2008
	US$	US$

Service income from Chigo	30,480	46,499
Service income from Foshan JinCheng Technology Company Limited	3,102	8,647

7.       INTEREST IN AN ASSOCIATE / PREPAYMENT FOR A LONG-TERM INVESTMENT

In April 2008, JinCheng acquired a 30% equity interest in KaiEr at a consideration of US$18,362. In addition, during the period ended June 30, 2008, JinCheng paid US$50,725 for the purpose of acquiring a further 21% equity interest in KaiEr. The acquisition has not yet completed as of the date of these unaudited condensed consolidated financial statements.

8.       ISSUE OF NEW SHARES

In February 2008, SPYX issued 700,000 and 300,000 shares at US$0.6 per share to third parties for consulting and professional services provided/to be provided to the Company for the periods from March 1, 2008 to August 31, 2009 and from March 1, 2008 to February 28, 2009 respectively.  The unamortized portion of the service fees as of June 30, 2008 of US$446,667 was included in prepayments and deposits.  The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital.

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

Through its indirectly wholly-owned subsidiary, Foshan Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYX is principally engaged in the provision of smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the three-month period and six-month period ended June 30, 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

(In US$ thousands except per share data)	Three-month Period Ended	Six-month Period Ended
	Jun. 30	Jun. 30
	2008	2008
Operating revenues
Service Income	239	357

Operating expenses
Subcontracting charges	(106)	(152)
Staff costs	(76)	(156)
Depreciation expenses	(3)	(6)
Amortization of intangible assets	(56)	(110)
Other general and administrative expenses	(199)	(318)
Total Operating expenses	(440)	(742)

Loss from operations	(202)	(385)

Non-operating income
Interest income	--	1
Other income	12	215

Loss before income tax and minority interests	(190)	(169)
Income tax expense	--	--

Loss before minority interests	(190)	(169)
Minority interests	42	58
Net Loss	(148)	(111)
Other comprehensive income
--Foreign currency translation	28	115
Total comprehensive income/(loss)	(120)	4

Basic loss per share of
Common stock (cents)	(0.29)	(0.22)

THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2007.

The acquisition of Eastern Concept by the Company has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer. Eastern Concept was incorporated in Hong Kong on June 29, 2007 and there was no income derived or expenses incurred by Eastern Concept during the period from June 29, 2007 to June 30, 2007. As a result, the Company captures all activities for the three-month period and six-month period ended June 30, 2008 in this report.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of approximately $239,000 service income as operating revenue for the three-month period ended June 30, 2008, of which approximately 70% was generated from the Nanhai Project to provide the student’s all-in-one card services in Nanhai District (“Nanhai Project”).

SUBCONTRACTING CHARGES

For the three-month ended June 30, 2008, subcontracting charges amounted to approximately $106,000. The significant portion of these charges was related to the Nanhai Project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the reporting period approximated $76,000. Currently, the Company employs 4 managers, 14 technicians, and 10 administrative staff.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $3,438. These expenses were related to the depreciation charged on office equipments and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the reporting period approximated $55,000. These amortization charges resulted from the operating rights of the Nanhai Project and ShanCheng Project to provide the student’s all-in-one card services in ShanCheng District (“ShanCheng Project”) in addition to computer software relating to the Nanhai Project.  As of June 30, 2008, the carrying value of the operating rights of the Nanshi Project and ShanCheng Project was approximately $1.26 million and $270,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $320,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $199,000 for the reporting period, which include various kinds of expenses incurred by the Company including approximately $137,000 in legal and professional fees.

INTEREST INCOME

Interest income was very minimal for the three-month period ended June 30, 2008.  This income was the interest earned on cash in bank deposit.

OTHER INCOME/(NET OF OTHER EXPENSES)

The other income approximated $12,000 for the reporting period ended June 30, 2008.  This other income was the result from a one-off government granted subsidy income in the amount of approximately $27,000, which was partially offset by amortization of long-term loans in the amount approximated $13,000.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25%.

There was no income tax recorded for the reporting period ended June 30, 2008.

NET LOSS

Net loss was approximately $148,000 for the reporting period ended June 30, 2008.  The net loss was primarily the result of certain loss from operations.

SIX-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2007.

OPERATING REVENUE

For the six-month period ended June 30, 2008, the Company generated a total of approximately $357,000 service income as operating revenue, of which approximately 70% of this revenue was generated from the Nanhai Project.

SUBCONTRACTING CHARGES

For the six-month ended June 30, 2008, subcontracting charges amounted to approximately $152,000. The significant portion of these charges was related to the Nanhai Project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the six-month reporting period ended June 30, 2008 approximated $156,000.

DEPRECIATION EXPENSES

Depreciation expenses for the six-month reporting period amounted to $6,274.  These expenses were related to the depreciation charged on office equipments and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the reporting period approximated $110,000. These amortization charges were resulted from the operating rights of the Nanhai Project and ShanCheng Project, in addition to computer software relating to the Nanhai Project.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $318,000 for the six-month reporting period, which include various kinds of expenses incurred by the Company including approximately $206,000 in legal and professional fees.

INTEREST INCOME

Interest income was approximately $1,100 for the six-month period ended June 30, 2008. This income was the interest earned on cash in bank deposit.

OTHER INCOME/(NET OF OTHER EXPENSES)

The other income approximated $215,000 for the six-month period ended June 30, 2008. This other income resulted from the gain on disposal of partial interest in a subsidiary in the amount of approximately $259,000, which was offset by amortization of long-term loans in the amount approximated $45,000.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25%.

There was no income tax recorded for the six-month period ended June 30, 2008.

NET LOSS

Net loss was approximately $111,000 for the reporting period ended June 30, 2008.  The net loss was primarily the result of certain loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, cash and cash equivalents totaled $593,872. This net decrease of cash position in the amount of $779,213 as compared to the position as of December 31, 2007 was the result of net cash used in all operating, investing, and financing activities in their respective amounts of $497,441, $78,386, and $282,106, offsetting by exchange rate changes in the amount of $78,720. The net cash used in operating activities was mainly the result of decrease of working capital in relation to accrued charges and other payables, in addition to the back out of the non-operating gain on disposal of partial interest in a subsidiary. The net cash used in investing activities was primarily the result of increase in net advances to related parties and prepayment for a long-term investment. The net cash used in financing activities was mainly due to the partial settlement of long-term loans.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first six months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

SMARTPAY EXPRESS, INC.
(Registrant)

August 14, 2008	/s/ Benny Lee
Benny Lee
Chairman, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)