Form 10-Q
period 2008-09-30
SMARTPAY EXPRESS, INC.
filed 2008-11-14
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) Yes ☐   No  ☒

Commission File Number: 0-26573

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 2008, 64,607,460 shares.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended September 30, 2008

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Period from January 1, 2008 to September 30, 2008

		Three months ended September 30,		Nine months ended September 30,
		2008	2007	2008	2007
	Note	US$	US$	US$	US$
Operating revenue
Service income		107,552	-	464,919	-

Operating expenses
Subcontracting charges		(20,932)	-	(173,168)	-
Staff costs		(91,944)	-	(247,557)	-
Depreciation of property, plant and equipment		(3,123)	-	(9,397)	-
Amortization of intangible assets		(55,299)	-	(165,897)	-
Other general and administrative expenses		(182,885)	(6,626)	(500,535)	(6,626)

Loss from operations		(246,631)	(6,626)	(631,635)	(6,626)

Interest income		932	889	2,080	889
Subsidy income		-	-	27,671	-
Other income		439	-	918	-
Gain on disposal of partial interest in a subsidiary	3	-	-	259,837	-
Gain on disposal of interest in a subsidiary	4	658	-	658	-
Amortization of long-term loans from a related party	6(b)(iv)	(13,282)	-	(58,614)	-
Loss on partial settlement of long-term loans from a related party	6(b)(iv)	(5,854)	-	(30,571)	-
Share of result of an associate		(5,319)	-	(8,511)	-

Loss before income tax and minority interests		(269,057)	(5,737)	(438,167)	(5,737)

Income tax	5	-	-	-	-

Loss before minority interests		(269,057)	(5,737)	(438,167)	(5,737)

Minority interests		23,460	-	81,827

Net loss		(245,597)	(5,737)	(356,340)	(5,737)

Other comprehensive (loss) income
- Foreign currency translation		(19,562)	-	95,331	-

Total comprehensive loss		(265,159)	(5,737)	(261,009)	(5,737)

Basic loss per share of common stock (cents)		(0.45)	(0.01)	(0.69)	(0.01)

Weighted average number of shares of common stock outstanding		54,253,958	49,825,834	51,935,635	49,825,834

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		September 30, 2008	December 31, 2007
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		16,759	28,266
Trade receivables from related parties	6(b)(i)	76,259	36,239
Prepayments and deposits		539,117	170,093
Other debtors		247,140	16,960
Amounts due from related parties	6(b)(ii)	43,478	10,084
Loan receivable from a minority shareholder		-	274,110
Income tax recoverable		-	3,567
Inventories (smartcards)		59,098	12,604
Bank deposit, collateralized	8	130,435	-
Cash and bank balances		390,364	1,373,085

Total current assets		1,502,650	1,925,008

Property, plant and equipment, net		54,493	52,143
Intangible assets, net		1,787,955	1,855,881
Interest in an associate	7	12,735	-
Prepayment for a long-term investment	7	50,725	20,548

Total assets		3,408,558	3,853,580

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Trade payables		19,089	11,135
Accrued charges and other payables		442,347	575,125
Amounts due to related parties	6(b)(iii)	19,177	1,423,636
Temporary receipts		90,491	508,318
Short-term bank loan	8	123,188	-
Income tax payable		1,449	4,536

Total current liabilities		695,741	2,522,750

Long-term loans from a related party	6(b)(iv)	697,254	883,562

Commitments and contingencies

Minority interests		340,563	472,005

Stockholders' equity (deficit)
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 64,607,460 shares as of September 30, 2008 and 50,000,000 shares as of December 31, 2007	9	64,607	50,000
Additional paid in capital	9	1,946,139	-
Dedicated reserve		319	319
Accumulated losses		(431,396)	(75,056)
Accumulated other comprehensive income		95,331	-

Total stockholders’ equity (deficit)		1,675,000	(24,737)

Total liabilities and stockholders' equity (deficit)		3,408,558	3,853,580

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Period from January 1, 2008 to September 30, 2008

	Nine months ended September 30,
	2008	2007
	US$	US$
Cash flows from operating activities:
Net loss	(356,340)	(5,737)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	9,397	-
Amortization of intangible assets	165,897	-
Interest income	(2,080)	(889)
Gain on disposal of partial interest in a subsidiary	(259,837)	-
Gain on disposal of interest in a subsidiary	(658)	-
Amortization of long-term loans from a related party	58,614	-
Loss on partial settlement of long-term loans from a related party	30,571	-
Minority interests	(81,827)	-
Share of result of an associate	8,511	-
Exchange difference	10,479	-
Changes in working capital:
Trade receivables	(106,266)	-
Inventories	(45,764)	-
Prepayments and deposits	240,776	-
Other debtors	(229,196)	-
Trade payables	7,308	-
Accrued charges and other payables	(163,619)	-
Temporary receipts	(36,333)	-
Income tax recoverable/payable	424	-

Net cash used in operating activities	(749,943)	(6,626)

Cash flows from investing activities:
Interest income	2,080	889
Prepayment for a long-term investment	(50,725)	-
Payments for purchase of property, plant and equipment	(9,268)	-
Net advances (to) from related parties	(32,316)	37,681
Proceeds on disposal of a subsidiary	157,479	-
Increase in bank deposit, collateralized	(130,435)	-

Net cash (used in) from investing activities	(63,185)	38,570

Cash flows from financing activities:
Issue of share capital	-	* -
New short-term bank loan	123,188	-
Repayments to related parties	(44,787)	-
Settlement of long-term loans from a related party	(326,714)	-

Net cash used in financing activities	(248,313)	-

Net decrease in cash and cash equivalents	(1,061,441)	31,944

Cash and cash equivalents at beginning of period	1,373,085	-

Effect on exchange rate changes	78,720	-

Cash and cash equivalents at end of period, represented by cash and bank balances	390,364	31,944

Major non-cash transactions:
Shares issued for consulting and professional services (see note 9)	600,000	-
Shares issued for settlement of debt (see note 9)	1,360,746	-

*	The amount should be HK$1, which is the cash received from issuance of share capital of Eastern Concept Development Limited on incorporation. The amount is presented as US$nil due to rounding.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from the audited financial statements at that date, and the unaudited condensed consolidated financial statements for period ended and as of September 30, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the period ended December 31, 2007.

These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation for the period presented, including normal recurring adjustments. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the accounting acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.

In September 2008, SPYX disposed of its entire interest in Foshan JiaXun Information Technology Company Limited (“JiaXun”) (see note 4). SPYX currently has five subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Shenzhen) Limited, Foshan Wanzhi Electron S&T Company Limited (“Wanzhi”), Foshan Information Technology Company Limited (“Foshan Company”) and Foshan JinCheng Information Technology Company Limited (“JinCheng”).  Except for Eastern Concept, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company is principally engaged in the provision of smartcard payment systems and related value-added services in Guangdong province, the PRC.

2.       ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company has chosen not to elect the option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January I, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162. The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees – An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Assets Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

3.       GAIN ON DISPOSAL OF PARTIAL INTEREST IN A SUBSIDIARY

In February 2008, Wanzhi disposed of its 45% equity interest in Foshan Company at a consideration of US$410,961 (the “Disposal”), resulted in a gain of US$259,837 as recorded in the condensed consolidated statements of operations.  The consideration for the Disposal was received in 2007 and recorded as temporary receipts in the consolidated balance sheet as of December 31, 2007. After the Disposal, SPYX holds 55% equity interest in Foshan Company through Wanzhi.

4.       GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

In September 2008, Foshan Company disposed of its entire 51% equity interest in JiaXun at a consideration of US$221,739, resulted in a gain of US$658 as recorded in the condensed consolidated statements of operations.

5.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 17.5%.  Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month and nine-month periods ended September 30, 2008.

6.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Benny Lee	The sole director and a major shareholder of SPYX
	Li Xing Hao	A director of Wanzhi
	Guangdong Chigo Air Conditioning Company Limited (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited	A minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre (“Shancheng JiaXun”)	A minority shareholder of JiaXun
	Foshan KaiEr Information Technology Company Limited (“KaiEr”)	An associate

(b)	Balances with related parties

(i)        Trade receivables from related parties

	As of
	September 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	41,603	24,496
Foshan JinCheng Technology Company Limited	34,656	11,743

	76,259	36,239

The amounts due are unsecured, interest-free and have no fixed repayment term

(ii)        Amounts due from an associate / related parties
	As of
	September 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Shancheng JiaXun	-	5,975
Tang Jin Cheng	14,493	4,109
KaiEr	28,985	-

	43,478	10,084

The amounts due are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

   (iii)                   Amounts due to related parties

	As of
	September 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

Chigo	3,653	3,453
Benny Lee	-	1,360,746
Li Xing Hao	15,524	59,437

	19,177	1,423,636

The amounts due are unsecured, interest-free and have no fixed repayment term.

  (iv)   Long-term loans from a related party

	As of
	September 30, 2008	December 31, 2007
	US$	US$
	(Unaudited)

At beginning of period	883,562	-
Exchange realignment	51,221	-
Additions through acquisition of subsidiaries	-	883,562
Amortization	58,614	-
Repayments	(296,143)	-

At balance sheet date	697,254	883,562

The loans from Li Xing Hao, a director of Wanzhi, are unsecured, interest-free and repayable within two years from the date of advances, i.e. Septemter 2009.  The loans were stated at fair value at inception, calculated by using the discount rate of 7.56% per annum, and are subsequently stated at amortized cost.

During the three-month and the nine-month period ended September 30, 2008, the Company paid US$87,725 and US$326,714, respectively, for partial settlement of the loans with carrying amounts of US$81,871 and US$296,143, resulted in a loss of US$5,854 and US$30,571 as recorded in the condensed consolidated statements of operations for the three-month period and the nine-month period ended September 30, 2008.

(c)	Summary of related party transactions

	Three month ended September 30, 2008	Nine month ended September 30, 2008
	US$	US$

Service income from Chigo	35,003	81,502
Service income from Foshan JinCheng Technology Company Limited	31,718	40,365

7.       INTEREST IN AN ASSOCIATE / PREPAYMENT FOR A LONG-TERM INVESTMENT

In April 2008, JinCheng acquired a 30% equity interest in KaiEr at a consideration of US$18,362. In addition, during the nine-month period ended September 30, 2008, JinCheng paid US$50,725 for the purpose of acquiring a further 21% equity interest in KaiEr, which has not yet been completed

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

8.       SHORT-TERM BANK LOAN

During the three-month period ended September 30, 2008, the Company raised a bank loan of US$123,188, which bears interest at 7.56% per annum, is secured by pledge of a time deposit of the Company amounting to US$130,435 and is repayable in January 2009.

9.       ISSUANCE OF NEW SHARES

In February 2008, SPYX issued 700,000 and 300,000 shares at US$0.6 per share to third parties for consulting and professional services provided/to be provided to the Company for the periods from March 1, 2008 to August 31, 2009 and from March 1, 2008 to February 28, 2009 respectively.  The unamortized portion of the service fees as of September 30, 2008 of US$331,667 was included in prepayments and deposits.  The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital.

In September 2008, SPYX further issued 13,607,460 shares at US$0.1 per share to settle the amount due to a related party, Benny Lee of US$1,360,746. The excess of the issue price over the par value of the shares issued of US$1,347,139 has been recorded in additional paid in capital.

10.       POST BALANCE SHEET EVENT

On October 16, 2008, the sole director and the holders of a majority of the common shares of SPYX approved a one-for-fifty  reverse stock split of the common stock of SPYX.  The effective date of the reverse stock split shall be the date of filing of the Certificate of Amendment with the Secretary of the State of Nevada.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Through its indirectly wholly-owned subsidiay, Foshan Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYX is principally engaged in the provision of smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the three-month period and nine-month period ended September 30, 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

(In US$ thousands except per share data)	Three-month Period Ended		Nine-month Period Ended
	September 30, 2008		September 30, 2008
	2008	2007	2008	2007
Operating revenues
Service Income	107	–	465	–

Operating expenses
Subcontracting charges	(21)	–	(173)	–
Staff costs	(92)	–	(248)	–
Depreciation expenses	(3)		(9)	–
Amortization of intangible assets	(55)		(166)	–
Other general and administrative expenses	(183)	(7)	(500)	(7)
Total Operating expenses	(354)	(7)	(1,096)	(7)

Loss from operations	(247)	(7)	(631)	(7)

Non-operating income
Interest income	1	1	2	1

Other (expense) income	(23)	–	191	–

Loss before income tax and minority interests	(269)	(6)	(438)	(6)
Income tax expense	–	–	–	–

Loss before minority interests	(269)	(6)	(438)	(6)
Minority interests	23	–	82	–

Net Loss	(246)	(6)	(356)	(6)
Other comprehensive income
Foreign currency translation	(19)	–	95	–
Total comprehensive loss	(265)	(6)	(261)	(6)

Basic loss per share of
Common stock (cents)	(0.45)	(0.01)	(0.69)	(0.01)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007.

The acquisition of Eastern Concept by the Company has been treated as a reverse acquisition whereby Eastern Concept is considered as the accounting acquirer.  On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment systems and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $107,000 service income as operating revenue for the three-month period ended September 30, 2008, of which approximately 15% was generated from the Nanhai project. The Company currently charges each student RMB10 (equivalent to approximately $1.45) per month, except July and August during which all schools were closed in Nanhai. Service income generated from the ShanCheng Project during the three-month period ended September 30, 2008 was approximately $31,000, or 29% of the total revenue of the Company.

SUBCONTRACTING CHARGES

For the three-month period ended September 30, 2008, subcontracting charges amounted to approximately $21,000.  The significant portion of these charges was related to the Nanhai project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the reporting period approximated $92,000.  Currently, the Company employs 4 managers, 14 technicians, and 10 administrative staff.

DEPRECIATION EXPENSES

Depreciation expenses for the reporting period amounted to $3,000.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the reporting period approximated $55,000.  These amortization charges resulted from the operating rights of the Nanhai project and a project to provide the students’ all-in-one card services in ShanCheng District ("ShanCheng Project"), in addition to computer software relating to the Nanhai project.  As of September 30, 2008, the carrying value of the operating rights of the Nanhai project and ShanCheng project was approximately $1.22 million and $260,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $310,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $183,000 for the reporting period, which include various kinds of expenses incurred by the Company including approximately $134,000 in legal and professional fees.

INTEREST INCOME

Interest income was approximately $1,000 for the three-month period ended September 30, 2008.  This income was the interest earned on cash in bank deposit.

OTHER INCOME / (NET OF OTHER EXPENSES)

The other expense approximated $23,000 for the reporting period ended September 30, 2008.  This other expense resulted from the amortization of long-term loans from a related party and loss on partial settlement of the long-term loans in the total amount of approximately $19,000 and share of loss of an associate in the amount of approximately $5,000.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25%.

There was no income tax recorded for the reporting period ended September 30, 2008.

NET LOSS

Net loss was approximately $246,000 for the reporting period ended September 30, 2008.  The net loss was primarily the result of losses from operations.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $465,000 service income as operating revenue for the nine-month period ended September 30, 2008, of which approximately 58% was generated from the Nanhai project. The Company currently charges each student RMB10 (equivalent to approximately $1.45) per month except July and August during which all schools were closed in Nanhai. Service income generated from the ShanCheng Project during the nine-month period ended September 30, 2008 was approximately $40,000, or 9% of the total revenue of the Company.

SUBCONTRACTING CHARGES

For the nine-month period ended September 30, 2008, subcontracting charges amounted to approximately $173,000.  The significant portion of these charges was related to the Nanhai project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the nine-month reporting period approximated $248,000.  Currently, the Company employs 4 managers, 14 technicians, and 10 administrative staff.

DEPRECIATION EXPENSES

Depreciation expenses for the nine-month reporting period amounted to $9,000.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the nine-month reporting period approximated $166,000.  These amortization charges resulted from the operating rights of the Nanhai project and the ShanCheng Project, in addition to computer software relating to the Nanhai project.  As of September 30, 2008, the carrying value of the operating rights of the Nanhai project and ShanCheng project was approximately $1.22 million and $260,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $310,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses were approximately $500,000 for the reporting period, which include various kinds of expenses incurred by the Company including approximately $340,000 in legal and professional fees.

INTEREST INCOME

Interest income was approximately $2,000 for the nine-month period ended September 30, 2008.  This income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income approximated $191,000 for the nine-reporting period ended September 30, 2008.  This other income resulted from the gain on disposal of partial interest in a subsidiary in the amount of approximately $260,000, which was offset by amortization of long-term loans and loss on partial settlement of the long-term loans in the total amount approximated $89,000.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25%.

There was no income tax recorded for the reporting period ended September 30, 2008.

NET LOSS

Net loss was approximately $356,000 for the nine-month reporting period ended September 30, 2008.  The net loss was primarily the result of losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, cash and cash equivalents totaled $390,364.  This net decrease of cash position in the amount of $982,721, as compared to the position as of December 31, 2007, was the result of net cash used in all operating, investing, and financing activities in their respective amounts of $749,943, $63,185, and $248,313, offseting by exchange rate change in the amount of $78,720.  The net cash used in operating activities was mainly the result of decrease of working capital in relation to accrued charges and other payables, in addition to the back out of the non-operating gain on disposal of partial interest in a subsidiary. The net cash used in investing activities was primarily the result of increase in collateralized bank deposit and prepayment for long-term investment.  The net cash used in financing activities was mainly due to the partial settlement of long-term loans.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fail' value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company has chosen not to elect the option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141U"), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January I, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162. The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees – An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

In October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Assets Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first nine months of 2008, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2008, the Company issued 13,607,460 shares of its restricted common stocks to pay for a debt in the amount of $1,360,746.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On October 16, 2008, the sole director and the holders of a majority of the common shares of SPYX approved a one-for-fifty reverse stock split of the common stock of SPYX. The effective date of the reverse stock split shall be the date of filing of the Certificate of Amendment with the Secretary of the State of Nevada.

ITEM 6 - EXHIBITS

31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2008	Smartpay Express, Inc.
	By:	/s/ Benny Lee
Benny Lee
Chairman, Chief Executive Officer and Chief Financial Officer