Form 10-K
period 2008-12-31
SMARTPAY EXPRESS, INC.
filed 2009-04-14
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 000- 52579

SMARTPAY EXPRESS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20 - 1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center,
Fenggang Road, Lishui Town, Nanhai
Guangdong Province, The People’s Republic of China
(Address of principal executive offices)

011-852-6873-0043
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether   the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $592,809

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $73,537 based on the average closing bid and ask price for the common stock on April 7, 2009.

As of April 14, 2009, there were outstanding 1,292,166 shares of the issuer's common stock, par value $.001.

PART I

Item 1 .          Business

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

History of Our Company

Description of SmartPay Express’s Business

SmartPay Express, Inc., a Nevada corporation (“SPYE”) was originally incorporated in June 2004 under the name of Axiom III, Inc. (“AXIO”).  AXIO was originally incorporated in Massachusetts as Axiom First Corporation on May 22, 2003. Northeast Nominee Trust owned 100% of Axiom First Corporation. AXIO also created a second corporation, Axiom Second Corporation, which was also incorporated in Massachusetts on May 22, 2003. Axiom First Corporation owned, and continues to own, 100% of its subsidiary, Axiom Second Corporation. The next month, on June 12, 2003 Duane Bennett, the Chief Executive Officer and sole Director of AXIO (“Bennett”) deeded to Axiom Second Corporation an apartment building located in Chicopee, Massachusetts. In June 2004, AXIO redomiciled from Massachusetts to Nevada by incorporating Axiom III, Inc. in Nevada, and then by agreement dated June 30, 2004 the Northeast Nominee Trust entered into a share exchange with Axiom III, Inc., in which the Trust exchanged its 100% ownership in Axiom First Corporation for 2,500,000 shares of Axiom III, Inc.  Thus, Axiom III, Inc. assumed 100% ownership of Axiom First Corporation and its subsidiary, completing the redomicile to Nevada. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust to dispose of a 100% equity interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007 (See "Description of Eastern Concept Business" below). Since then, AXIO entirely ceased its prior business operations.

AXIO was a development stage company and owned one apartment building in Chicopee, Massachusetts. It had planned to continue in this line of business for the foreseeable future. However, the opportunity arose to consummate a reverse merger with Eastern Concept Development Ltd., a corporation organized and existing under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“Eastern Concept??, and the sole Director of AXIO deemed this to be in the best interests of shareholders.  Eastern Concept’s business will be described in greater detail in the next section below.

In connection with this reverse merger, on or about November 30, 2007, AXIO’s shareholders voted to change its name to SmartPay Express, Inc. and increase its authorized common stock to 300,000,000 shares of $.001 par value.  The name change and increase in authorized capital were effective on January 8, 2008 upon filing with the State of Nevada.

SPYE is currently authorized to issue 300,000,000 shares of common stock and 5,000,000 shares of preferred stock. It currently has 1,292,166 shares of common stock, and no shares of preferred stock issued and outstanding.

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

Subsequently, Eastern Concept Corporate Consulting (Shenzhen) Limited, a company organized and existing under the laws of the People’s Republic of China (the "PRC") and a wholly owned subsidiary of Eastern Concept (“Eastern Concept Consulting”), entered into a Share Exchange Agreement, dated November 6, 2007, with the shareholders of Foshan pursuant to which the shareholders of Foshan agreed to exchange 100% of the share capital of Foshan for a purchase price of approximately $1.3 million. The share exchange transaction was consummated on November 9, 2007, and, as a result, Foshan became a wholly owned subsidiary of Eastern Concept Consulting. The Share Exchange Agreement was attached as exhibit 2.2 to a Form 8-K filed with the Commission on November 9, 2007, and is incorporated by reference hereby.

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

On or about November 30, 2007, AXIO’s shareholders voted to change the Company’s name to SmartPay Express, Inc. (“SPYE”), and this name change became effective on or about January 8, 2008, when the name change documents were filed with the Nevada Secretary of State.  SPYE now owns and operates the business of Eastern Concept and its wholly-owned subsidiary, Foshan.

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

In October 2007, Foshan Information Technology Company Limited ("Foshan Company") and third parties established two subsidiaries, Foshan JiaXun Information Technology Company Limited (“JiaXun”) and Foshan JinCheng Information Technology Company Limited (?癑inCheng”), in the PRC with registered capital of RMB3,000,000 (US$410,959) and RMB4,000,000 (US$547,945), respectively.  Foshan Company owns 51% of the registered capital of each of JiaXun and JinCheng.  The principal activity of JiaXun is the provision of information system and network services while JinCheng owns an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan, the PRC.

In February 2008, Foshan disposed of a 45% equity interest in Foshan Company at a consideration of US$410,961 (the “Disposal”), which resulted in a gain of US$259,837 which was recorded in the consolidated statements of operations of SPYE. As a result of the Disposal, SPYE holds a 55% equity interest in Foshan Company through Foshan.

In April 2008, JinCheng acquired a 30% equity interest in Foshan KaiEr Information Technology Company Limited (“KaiEr”), a company incorporated in the People’s Republic of China and engaged in the development of technology for networks and computers and business advisory service, at a consideration of US$18,362.

In September 2008, Foshan Company disposed of its entire 51% equity interest in JiaXun at a consideration of US$221,739, which resulted in a gain of US$658 which was recorded in the condensed consolidated statements of operations of SPYE.

Subsequent to December 31, 2008, Foshan Company entered into an agreement to dispose of its entire 51% equity interest in JinCheng at a consideration of US$365,217.

The following organizational chart shows the relationship of these entities and their owners as of December 31, 2008:

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

Eastern Concept, through its wholly owned subsidiary, Eastern Concept Consulting, has consummated an agreement to acquire 100% of the share capital of Foshan from the Foshan Shareholders.   Eastern Concept is a holding company, with audited and pro forma financials presented in the Form 8-K that was filed on October 24, 2007, whose sole purpose was to effect the reverse merger with AXIO and later acquire the share capital of Foshan from its shareholders for approximately $1.3 million.

Introduction to the Business of Foshan and its Subsidiaries (hereafter "Foshan" refers to Foshan Wanzhi Electron S&T Company Limited and its subsidiaries)

Foshan is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong province of the People’s Republic of China. Foshan is a “non-bank” card issuer/operator with support from the municipal government and approval from the People’s Bank of China to collect deposits as prepayments stored in the chip embedded in the smart card.

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

How Much Foshan Sells

Our net sales to unaffiliated customers for the period from January 1, 2008 to December 31, 2008 were approximately $483,165. All operating revenues were generated from providing our smart card system and other services to various third parties.

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

3)    Industry leaders
With the expansion of the “all-in-one education card” in the municipal service card sector, many industry leaders are incorporating the service into their core business through cooperation programs. The service development experienced by Foshan shows that China Mobile, China Telecom and China Unicom have approved “all-in-one education card??operators as the key content providers for their SMS services.  In the meantime, mainstream operators in both the telecom and the cable broadband industries have accepted the “all-in-one education card” as their key content provider partners. Industrial and Commercial Bank of China and Bank of China view the smart student card operators in the “all-in-one education card” sector as their core industrial partners. After the implementation of pilot projects in initial stages, these industrial leaders have found their own vulnerabilities in terms of industrial experience and resource restrictions, and are turning towards cooperation with industrial chains. They therefore pose little competitive threat.

Competitive Advantages and Strategy

The Company believes that its product formulations, price points, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages. In particular, as compared with existing rival products and services in the market, Foshan’s products have a number of advantages:

1)
Industrial advantages: in addition to using the same municipal card license that many companies in the industries hold, Foshan also has card application development and services experience, which have differentiated Foshan from its rivals.  In addition to the petty payment settlement platform, Foshan also offers a portfolio of educational, medical, business, and merchant service products, which most of its rivals do not.  In general, Foshan holds distinct advantages in terms of card management and operation, value-added services, and comprehensive product series.

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

4)	We will leverage the business opportunities of the 2010 Guangzhou Asian Games to expand the scope of AIOMS Card and penetrate additional regions in the near future.

Intellectual Property

Foshan owns the operating right from the Chinese government for the all-in-one municipal smart card system in Foshan City, Guangdong Province, the People’s Republic of China.

Customers

From January 1, 2008 to December 31, 2008, the Company achieved revenues of $592,809. During the same time period, the Company’s top five customers – ranked by the sales amount sold to each customer – contributed $572,489 in revenues. The following table depicts the top five customers for the period from January 1, 2008 through December 31, 2008.

Name of Customer	Sales	% of Total Sales
Guangdong Chigo Air Conditioning Co., Ltd	$109,644	18.5%
Guangzhou Watson's	$52,125	8.8%
Aviva-cofco LifeInsurance Co., Ltd	$87,008	14.7%
TOTALS	$248,777	42.0%

Regulation

The Company is subject to regulation by both the PRC central government and by local government agencies.  Since its inception, the Company has been in compliance with applicable regulations.

All all-in-one municipal smart card operators are required to have operating licenses for the right to operate in designated cities in the People’s Republic of China.

Employees

Foshan currently has 85 full time employees.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation, SPYE’s ability to raise additional capital to finance its activities; the effectiveness, profitability, and the marketability of its products; legal and regulatory risks associated with the Agreement; the future trading of the common stock of SPYE; the ability of SPYE to operate as a public company; its ability to protect its proprietary information; general economic and business conditions; the volatility its operating results and financial condition; its ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

Information regarding market and industry statistics contained in this Report is included based on information available to SPYE that it believes is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. SPYE has not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. SPYE does not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Item 2.    Properties

The Company does not own any real property.   Foshan leases approximately 9,000 square feet of office space in Foshan City.

Item 3.    Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which the Company or its subsidiaries are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

Item 4.    Submission of Matters to a Vote of Security Holders

On or about October 16, 2008, the stockholders of the Company approved a 1-for-50 reverse stock split of the outstanding common stock of the Company by a written consent, and an Information Statement was sent to the stockholders of the Company. The reverse stock split became effective on November 21, 2008.

As a result of the reverse stock split, the Company was assigned a new trading symbol of SPYE for its common stock on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB). Prior to the reverse stock split, the Company’s trading symbol was SPYX.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on a limited basis on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SPYE”. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists.  We cannot predict whether a more active market for our common stock will develop in the future.  In the absence of an active trading market:

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

		High	Low

2008	First Quarter	0.75	0.17
	Second Quarter	0.17	0.10
	Third Quarter	0.15	0.04
	Fourth Quarter (1)	5.50	1.00

2007	First Quarter	N/A	N/A
	Second Quarter	0.35	0.25
	Third Quarter	0.22	0.05
	Fourth Quarter	0.75	0.15

(1)  The high and low prices for this quarter reflect the Company’s 1-for-50 reverse stock split that became effective on November 21, 2008.

The transfer agent for our common stock is Guardian Registrar & Transfer, Inc., 7951 Southwest 6 th Street, Suite 216, Plantation, FL 33324, Attn: Elson Soto, Jr. Tel: (954) 915-0105.

As of December 31, 2008, there were 152 holders of record of 1,292,166 outstanding shares of common stock of the Company.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Equity Compensation Plans

As of December 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

As a result of a share exchange transaction consummated on November 9, 2007, the Company issued 35,351,667 shares of its common stock to the Eastern Concept Shareholder in exchange for 100% of the issued and outstanding share capital of Eastern Concept.  This share issuance represented 70.7% of the total 50,000,000 common shares issued and outstanding after giving effect to the share exchange, and, as a result, Eastern Concept became a wholly owned subsidiary of SPYE.  This share issuance was exempt from registration under Section 4(2) and Regulation S of the Securities Act, based on the facts that this was an isolated transaction to one individual, who was sophisticated in securities transactions, and who was also not a U.S. person as described in Regulation S.

In February 2008, SPYE issued 1,000,000 shares of its common stock to third parties for consulting and professional services provided to the Company in reliance on an exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.

On September 9, 2008, SPYE issued 13,607,460 shares of common stock at US$0.10 per share to settle a debt due to a related party, Benny Lee, of US$1,360,746, in reliance on an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2008.

Item 6.  Selected Financial Data

Not applicable.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYE, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYE after giving effect to the share exchange.  Subsequently, on December 17, 2007, we filed a Schedule 14C for the adoption of the Company’s name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, authorized capital shares of preferred stock remains the same as 5,000,000 shares. On November 21, 2008, we completed the one-for-fifty reverse stock split. As a result of the reverse stock split, the total number of our outstanding shares was reduced from 64,607,460 to 1,292,166.

Through its indirectly wholly-owned subsidiary, Foshan Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYE is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.  The Company currently has 20 card equipment and software development staff members, 5 industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

RESULTS OF OPERATIONS

The following table shows selected financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2008 and the period from June 29, 2007 (date of inception) to December 31, 2007.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

( In US$ thousands except per share data)	Year Ended	% of	Period from	% of
	Dec 31, 2008	Revenue	Jun 29, 2007 to Dec 31, 2007	Revenue
Operating revenues
Service Income	593	100.0	214	100.0

Operating expenses
Subcontracting and other charges	(342)	(57.7)	(105)	(49.1)
Staff costs	(336)	(56.7)	(42)	(19.6)
Depreciation expenses	(15)	(2.5)	(2)	(.9)
Amortization of intangible assets	(221)	(37.3)	(64)	(29.9)
Other general and administrative expenses	(836)	(141.0)	(40)	(18.7)
Total Operating expenses	(1,750)	(295.1)	(253)	(118.2)

Loss from operations	(1,157)	(195.1)	(38)	(17.8)

Non-operating income
Interest income	3	0.5	2	0.9
Sundry income	4	0.7	20	9.4
Others	173	29.8	2	0.9

Loss before income tax and minority interests	(973)	(164.1)	(16)	(7.5)
Income tax expense	0	0.0	(7)	(3.3)

Loss before minority interests	(973)	(164.1)	(23)	(10.8)
Minority interests	150	25.3	(2)	(0.9)
Net loss	(823)	(138.8)	(25)	(11.7)

Loss per share
Basic	$(0.75)		$(0.02)

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO PERIOD ENDED DECEMBER 31, 2007.

The acquisition of Eastern Concept by the Company has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer.  Eastern Concept was incorporated in Hong Kong on June 29, 2007 (date of inception) and there was no annual comparative financial figure prior to its incorporation.  As a result, the Company captures all activities for the year ended December 31, 2008 and compares them to the period from June 29, 2007 (date of inception) to December 31, 2007 in this report.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $592,809 service income as operating revenue for the year ended December 31, 2008, as compared to approximately $214,069 for the period ended December 31, 2007, an increase of 177%. Approximately 53% was generated from the Nanhai project for the year end December 31, 2008, as compared to 37% for the period ended December 31, 2007. The increase in revenue during the year ended December 31, 2008 was mainly attributable to the Nanhai project that had started to generate income from September 2007 while full year income was recognized in 2008.  In addition, Foshan Wanzhi, a major operating subsidiary, was acquired by SPYE on November 6, 2007 and therefore only 2 months’ results had been included in the 2007 financials. These gave rise to the significant changes in the level of revenue and expenses during the year. At present, there are approximately 30,000 students in Nanhai city who are using our services. We anticipate that more operating revenues would be generated as we expand our services to students in other cities including Shenzhen, Chaozhou, Maoming and Qingyuan within Guangdong province.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges increased 227% to approximately $341,778 for the year ended December 31, 2008, as compared to approximately $104,583 for the period ended December 31, 2007.

The significant portion of these charges, approximately 66% and 38% for the period ended December 31, 2008 and 2007, respectively, was related to the Nanhai project, for which the Company engaged the Foshan City branch of China Telecom to provide telecommunication services.

STAFF COSTS

The total staff costs for the year ended December 31, 2008 approximated $335,947 as compared to $42,124 for the year end December 31, 2007, an increase of 698%. The significant increase in staff costs was due to the addition of more personnel for couple educational projects that we are working on in some other cities including Shenzhen, Chaozhou, Maoming and Qingyuan within Guangdong province. Currently, the Company employs 20 card equipment and software development staff members, 5 industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

DEPRECIATION EXPENSES

Depreciation expenses for the year ended December 31, 2008 amounted to $14,527, as compared to $1,758 for the period ended December 31, 2007, an increase of 726%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for year ended December 31, 2008 approximated $221,000, as compared to $64,000 for the period ended December 31, 2007, an increase of 245%.  These amortization charges were resulted from the operating rights of the Nanhai project and ShanCheng project, in addition to computer software relating to the Nanhai project.  As of December 31, 2008, the carrying value of the operating rights of the Nanhai project and ShanCheng project was approximately $1.2 million and $252,000, respectively; and the carrying value of the intangible asset of the computer software was approximately $300,000.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the year end December 31, 2008 were $836,371, as compared to $39,903 for the period ended December 31, 2007, an increase of 1,996%. The significant increase in other general and administrative expenses was mainly due to additional consulting and professional fees that we paid for in connection with our filing obligations as a reporting company. For the year end December 31, 2008, we have incurred costs for consultancy, legal and professional fees as shown below.

Consultancy fees – $383,333. In February 2008, we issued 700,000 and 300,000 shares at US$0.60 per share to third parties for consulting and professional services provided or to be provided to the Company for the periods from March 1, 2008 to August 31, 2009 and from March 1, 2008 to February 28, 2009 respectively. The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital; $383,333 of which are recognized as expenses during the year while the balance was included in prepayments for services for the remaining period.

Legal and professional fees - $165,802 which includes (i) expenses for finding new directors of $43,836 written off; (ii) audit and review fees of $64,544; (iii) legal and professional fees for issuance of new shares for consulting services, settlement of debt, reverse stock split costs, and SEC compliance of $57,422, of which $37,120 were for legal fees and $20,302 were for professional fees.

These compliance costs have negatively impact our ability to attain profitable operations.

INTEREST INCOME

Interest income for the year end December 31, 2008 was $3,154, as compared to $2,496 for the period ended December 31, 2007, an increase of 26%. This income was the interest earned on cash in bank deposit.

SUNDRY INCOME

The sundry income for the year ended December 31, 2008 was $3,595, as compared to $20,266 for the period ended December 31, 2007, a decrease of 82%. This decrease in sundry income was due the termination of other non-core services provided to Foshan Shancheng JiaXun Technology Services Centre after the sale of our ownership in it.

OTHERS

Others are mainly comprised of subsidy income of $27,671 and a gain on disposal of partial interest in a subsidiary of $259,837, offset by amortization of loans from a related party of $70,188 and loss on partial settlement of loans from a related party of $34,112.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2008 as compared to 33% in year 2007.

Since the Company’s PRC established subsidiaries incurred a loss for the year ended December 31, 2008, no provision for EIT has been made.

NET LOSS

Net loss increased 3,225% to $822,628 for the year ended December 31, 2008, as compared to $24,737 for the period ended December 31, 2007. The increase in net loss was primarily due to additional consulting and professional fees that were incurred in connection with our filing obligations as a reporting company, which have negatively impact our ability to attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, cash and cash equivalents totaled $245,685.  This cash position was the result of a combination of net cash used in financing activities in the amount of $305,408, net cash used in operating activities in the amount of $796,285 and net cash used in investing activities of $104,427. The cash used in financing activities was primarily due to the settlement of loans from a related party.  The net cash used in operating activities was mainly due to the loss incurred during the year ..  The net cash used in investing activities was the cash used in the purchase of property, plant and equipment, loans to related parties and increase in bank deposit, collateralized offset by cash received from proceeds on disposal of a subsidiary.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

SUBSEQUENT EVENTS

Subsequent to the balance sheet date, Foshan Company has entered into an agreement to dispose of its entire 51% equity interest in JinCheng at a consideration of US$365,217.

Effective March 31, 2009, the Board of Directors of the Company accepted the resignation of Mr. Benny Lee as an officer and director of the Company.  Mr. Benny Lee resigned as an officer and director of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Mr. Benny Lee will continue to assist the Company in a consulting capacity.

Because Mr. Benny Lee resigned as an officer and director of the Company, Ms. Ping Tang was appointed as President, Chief Executive Officer and secretary of the Company; and Mr. Zhen Wang was appointed as interim Chief Financial Officer of the Company.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009.  The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163") to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees - An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements does not have any effect on the Company's financial statements.

On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, effective for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s trade receivable. The Company is continuously developing a more diversified customer base following the growing level of operations of Foshan Company and the Nanhai project.

Country Risks

The Company may also be exposed to the risks as a result of its principal operation being primarily in the PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, that changes in political and other conditions will not result in any adverse impact.

Cash and Time Deposits

The Company principally maintains its cash balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

Exchange Rate Risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Renminbi converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

Item 8.             Financial Statements

The information required by this Item follows below.

SMARTPAY EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

We have audited the accompanying consolidated balance sheets of SmartPay Express, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and for the period from June 29, 2007 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for the year ended December 31, 2008 and for the period from June 29, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company had negative working capital as of December 31, 2008 of US$376,168, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: April 14, 2009

SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

Consolidated Statements of Operations

		Year ended December 31, 2008	From June 29,2007 (date of incorporation) to December 31, 2007
	Note	US$	US$
Operating revenue
Service income		592,809	214,069

Operating expenses
Subcontracting and other charges		(341,778)	(104,583)
Staff costs		(335,947)	(42,124)
Depreciation of property, plant and equipment		(14,527)	(1,758)
Amortization of intangible assets		(221,196)	(63,788)
Other general and administrative expenses		(836,371)	(39,903)

Loss from operations		(1,157,010)	(38,087)

Interest income		3,154	2,496
Interest expense		(3,580)	-
Subsidy income		27,671	-
Other income		3,595	20,266
Gain on disposal of partial interest in a subsidiary		259,837	-
Gain on disposal of interest in a subsidiary		658	-
Amortization of loans from a related party	5(b)(iv)	(70,188)	-
Loss on partial settlement of loans from a related party	5(b)(iv)	(34,112)	-
Share of result of an associate		(2,824)	-

Loss before income tax and minority interests		(972,799)	(15,325)

Income tax	4	-	(7,270)

Loss before minority interests		(972,799)	(22,595)

Minority interests		150,171	(2,142)

Net loss		(822,628)	(24,737)

Other comprehensive income
- Foreign currency translation		58,384	-

Total comprehensive loss		(764,244)	(24,737)

Basic net loss per share of common stock		(0.75)	(0.02)

Weighted average number of shares of common stock outstanding (Note)		1,101,898	1,000,000

Note: The weighted average number of shares of common stock outstanding for the period from June 29, 2007 to December 31, 2007 has been adjusted retrospectively for the effect of the reverse stock split as detailed in note (iv) to the consolidated statements of stockholders’ equity for the purpose of calculation of loss per share

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

Consolidated Balance Sheets

			As of December 31,
			2008	2007
ASSETS	Note		US$	US$

Current assets
Trade receivables from third parties			27,261	28,266
Trade receivables from related parties	5	(b)(i)	24,148	36,239
Prepayments and deposits			230,106	170,093
Other debtors			293,216	16,960
Amounts due from related parties	5(b)(ii)		94,204	10,084
Loan receivable from a minority shareholder			-	274,110
Income tax recoverable			3,774	3,567
Inventories			33,207	12,604
Cash and cash equivalents			245,685	1,373,085
Bank deposits, collateralized	11		130,435	-

Total current assets			1,082,036	1,925,008

Property, plant and equipment, net	6		87,732	52,143
Intangible assets, net	7		1,729,450	1,855,881
Interest in an associate	8		18,751	-
Prepayments for a long-term investment			-	20,548

Total assets			2,917,969	3,853,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables			40,718	11,135
Accrued charges and other payables	9		525,502	575,125
Amounts due to related parties	5(b)(iii)		19,177	1,423,636
Temporary receipts	10		94,345	508,318
Loans from a related party	5(b)(iv)		655,274	-
Short-term bank loan	11		123,188	-
Income tax payable			-	4,536

Total current liabilities			1,458,204	2,522,750

Loans from a related party	5(b)(iv)		-	883,562

Commitments and contingencies	12

Minority interests			288,000	472,005

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of December 31, 2008 and 2007 Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of December 31, 2008 and 50,000,000 shares as of December 31, 2007			1,292	50,000
Additional paid in capital			2,009,454	-
Dedicated reserve	13		319	319
Accumulated losses			(897,684)	(75,056)
Accumulated other comprehensive income			58,384	-

Total stockholders’ equity			1,171,765	(24,737)

Total liabilities and stockholders' equity			2,917,969	3,853,580

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

Consolidated Statements of Stockholders' Equity

	Common stock	Additional paid in capital	Dedicated reserve	Accumulated losses	Accumulated other comprehensive income	Total
	US$	US$	US$	US$	US$	US$
At June 29, 2007 (date of inception) (Note (i))	50,000	-	-	(50,000)	-	-
Net loss	-	-	-	(24,737)	-	(24,737)
Transfer to dedicated reserve	-	-	319	(319)	-	-

As of December 31, 2007	50,000	-	319	(75,056)	-	(24,737)
Issue of shares for consultancy services (Note (ii))	1,000	599,000	-	-	-	600,000
Issue of shares for settlement of debt (Note (iii))	13,607	1,347,139	-	-	-	1,360,746

	64,607	1,946,139	319	(75,056)	-	1,936,009
Reverse stock split (Note (iv))	(63,315)	63,315	-	-	-	-

	1,292	2,009,454	319	(75,056)	-	1,936,009
Net loss	-	-	-	(822,628)	-	(822,628)
Foreign currency translation adjustment	-	-	-	-	58,384	58,384

As of December 31, 2008	1,292	2,009,454	319	(897,684)	58,384	1,171,765

Note:

(i)
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

(ii)
In February 2008, SmartPay Express, Inc. (“SPYE”) issued 700,000 and 300,000 shares at US$0.60 per share to third parties for consulting and professional services provided / to be provided to the Company for the periods from March 1, 2008 to August 31, 2009 and from March 1, 2008 to February 28, 2009 respectively. The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital.

(iii)
In September 2008, SPYE issued 13,607,460 shares at US$0.10 per share to settle the amount due to a related party, Benny Lee, of US$1,360,746. The excess of the issue price over the par value of the shares issued of US$1,347,139 has been recorded in additional paid in capital.

(iv)
On October 16, 2008, the sole director and the holders of a majority of the common shares of SPYE approved a one-for-fifty reverse stock split of the common stock of SPYE, which has become effective during the year ended December 31, 2008.  The difference in par value of shares as a result of the reverse stock split of US$63,315 has been credited to additional paid in capital.

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.
(formerly known as Axiom III, Inc.)

Consolidated Statements of Cash Flows

	Note	Year ended December 31, 2008	From June 29, 2007 (date of incorporation) to December 12, 2007
		US$	US$
Cash flows from operating activities:
Net loss		(822,628)	(24,737)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment		14,527	1,758
Amortisation of intangible assets		221,196	63,788
Minority interests		(150,171)	2,142
Gain on disposal of partial interest in a subsidiary (foshan tong)		(259,837)	-
Gain on disposal of interest in a subsidiary		(658)	-
Amortization of loans from a related party		70,188	-
Loss on partial settlement of loans from a related party		34,112	-
Share of result of an associate		2,824	-
Exchange difference		(7,018)	-
Changes in working capital:
Trade receivables		(64,657)	(17,814)
Inventories		(19,873)	(5,489)
Prepayments and deposits		549,787	(79,671)
Other debtors		(275,272)	730
Trade payables		28,937	(13,138)
Accrued charges and other payables		(80,464)	25,848
Temporary receipts		(32,479)	90,582
Income tax (payable) recoverable		(4,799)	7,270

Net cash (used in) provided by operating activities		(796,285)	51,269

Cash flows from investing activities:
Payments for purchase of property, plant and equipment		(47,936)	(3,076)
Prepayment for a long-term investment		-	(20,548)
Loan to a minority shareholder		-	(274,110)
Net (advances to) repayment from related parties		(83,535)	375,698
Proceeds on disposal of a subsidiary	14	157,479	-
Temporary receipts		-	273,973
Acquisition of subsidiaries	15	-	(435,401)
Increase in bank deposit, collateralized		(130,435)	-

Net cash used in investing activities		(104,427)	(83,464)

Cash flows from financing activities:
New short-term bank loan	123,188	-
Settlement of loans from a related party	(383,809)	-
(Repayment to) Advances from related parties	(44,787)	1,405,280

Net cash (used in) provided by financing activities	(305,408)	1,405,280

Net (decrease) increase in cash and cash equivalents	(1,206,120)	1,373,085

Cash and cash equivalents at beginning of year / period	1,373,085	-

Effect on exchange rate changes	78,720	-

Cash and cash equivalents at end of year / period, represented by cash and bank balances	245,685	1,373,085

Supplemental disclosure of cash flow information
Interest received	3,154	2,496
Interest paid	(3,580)	-

Non-cash financing activities
Shares issued for consulting and professional services	600,000	-
Shares issued for settlement of debt	1,360,746	-

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
(formerly known as Axiom III, Inc.)
Notes to Financial Statements

1.            ORGANIZATION AND PRINCIPAL ACTIVITIES

SPYE, formerly known as Axiom III, Inc. (“AXIO”), was organized under the laws of the State of Nevada in June 2004. On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the shareholders of Eastern Concept pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major shareholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1. Since then, AXIO entirely ceased its prior business operations.

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

On August 13, 2007, Eastern Concept established a wholly-owned subsidiary, Eastern Concept Corporate Consulting (Shenzhen) Limited* (“Eastern Concept Consulting”) in the People’s Republic of China (the “PRC”). The registered capital of Eastern Concept Consulting is Rmb10,000,000 (US$1,369,863). The principal activity of Eastern Concept Consulting is provision of consultancy services on information technology and acts as a holding company.

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

The principal activities of Wanzhi are the provision of smartcard system and other value-added services mainly in Guangdong province, the PRC. In June 2007, Wanzhi acquired the entire equity interest in Foshan Information Technology Company Limited* (“Foshan Company”), a company established in the PRC, at a total consideration of Rmb750,000 (US$102,740). Foshan Company is principally engaged in the operation of a smartcard payment system in Foshan, Guangdong province, the PRC.

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

In February 2008, Wanzhi disposed of its 45% equity interest in Foshan Company at a consideration of US$410,959, resulted in a gain of US$259,837 as recorded in the consolidated statement of operations for the year ended December 31, 2008.

In April 2008, JinCheng acquired a 30% equity interest in Foshan KaiEr Information Technology Company Limited (“KaiEr”), a company incorporated in the PRC and engaged in developing of technology for network and computer and business advisory service, at a consideration of US$18,362.

In September 2008, Foshan Company disposed of its entire 51% equity interest in JiaXun at a consideration of US$221,739, resulted in a gain of US$658 as recorded in the consolidated statements of operations for the year ended December 31, 2008.

SPYE and its subsidiaries are collectively referred to as the “Company”.

*           The official names are in Chinese and the English names are translation for reference only.

 2.            BASIS OF PRESENTATION

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

The Company had negative working capital as of December 31, 2008 of US$376,168, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future and obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The negative working capital position of the Company as of December 31, 2008 was mainly because of the loans from a related party of US$655,274. That related party and two major shareholders have undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the financial information of SPYE and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. The Company includes the results of operations of subsidiaries from the date of acquisition and up to the effective date of disposal.

Associates
An associate is an entity in which the Company has significant influence, but not control or joint control and thereby has the ability to participate in the investees’ financial and operating policy decisions. Investments in associates are accounted for using the equity method (“equity method investments”).  Goodwill arising on the acquisition of interests in associates (“equity method goodwill”) is included in the carrying amount of the investment. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate the recorded values may not be recoverable.  In assessing the recoverability of equity method investments (including equity method goodwill), the Company uses discounted cash flows models. If the fair value of the equity investee is determined to be lower than carrying value, impairment is recognized.

Revenue recognition

The Company generally recognizes service revenues when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable. Service revenues are recognized net of discounts.

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

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (loss) per share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential dilutive securities outstanding during the year/period ended December 31, 2008 and 2007, and therefore, no diluted earnings (loss) per share is presented.

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

Trade receivables

Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Use of estimates The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, amortization, taxes and contingencies. Actual results could differ from those estimates.

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009.  The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163") to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees - An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements does not have any effect on the Company's financial statements.

On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, effective for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

4.            TAXATION

The Company is subject to PRC enterprise income tax at the rate of 25% (2007: 33%).

A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2008	From June 29, 2007(date of incorporation) to December 31, 2007
	%	%

Statutory rate	(25.0)	(33.0)
Difference in tax rates in the countries that the Company operates	1.1	-
Tax exempted revenue	(0.7)	-
Non-deductible expenses	11.9	45.7
Valuation allowance for deferred tax assets	12.7	34.7

Effective tax rate	-	47.4

As of December 31, 2008, the Company’s PRC established subsidiaries had operating losses carry forward of approximately US$324,164 (2007: US$65,579). The operating losses will expire five years after the loss is incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

Pursuant to FIN 48, the Company recognizes the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position

5.            RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Benny Lee	The sole director during the year and a major shareholder of SPYE
	Li Xing Hao	A director of Wanzhi and a major shareholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited*	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre*	Minority shareholder of JiaXun

*	The official names are in Chinese and the English names are translation for reference only.

5.            RELATED PARTY TRANSACTIONS

(b)         Balances with related parties

(i)       Trade receivables from related parties
	As of December 31,
	2008	2007
	US$	US$

Chigo	24,148	24,496
Foshan JinCheng Technology Company Limited	-	11,743

	24,148	36,239

The amounts due are unsecured, interest-free and have no fixed repayment term.

(ii)       Amounts due from related parties
	As of December 31,
	2008	2007
	US$	US$

Foshan Shancheng JiaXun Technology Services Centre	-	5,975
Tang Jin Cheng	14,493	4,109
KaiEr	79,711	-

	94,204	10,084

As of December 31, 2008, the amounts due are unsecured, interest-free and have no fixed repayment term except for an amount due from Tang Jin Cheng which is interest-bearing at US$99 per month and repayable on October 31, 2009. As of December 31, 2007, the amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)              Amounts due to related parties
	As of December 31,
	2008	2007
	US$	US$

Chigo	3,653	3,453
Benny Lee (Note)	-	1,360,746
Li Xing Hao	15,524	59,437

	19,177	1,423,636

Note:

In September 2008, SPYE issued 13,607,460 shares at US$0.1 per share to settle the amount due to Benny Lee of US$1,360,746.  Please see note (iii) to the consolidated statements of stockholders’ equity for more details.

The amounts due are unsecured, interest-free and have no fixed repayment term.

5.            RELATED PARTY TRANSACTIONS (CONTINUED)

(iv)              Loans from a related party

	As of December 31,
	2008	2007
	US$	US$

At beginning of year/period	883,562	-
Exchange realignment	51,221	-
Additions through acquisition of subsidiaries	-	883,562
Amortization	70,188	-
Repayments	(349,697)	-

	655,274	883,562

The loans from Li Xing Hao are unsecured, interest-free and repayable within twelve months from the date of advances, i.e. September 2009.  The loans were stated at fair value at inception, calculated using a discount rate of 7.56% per annum, and are subsequently stated at amortized cost.

During the year ended December 31, 2008, the Company paid a total amount of US$383,809 for partial settlement of the loans with carrying amount of US$349,697, resulted in a loss of US$34,112 as recorded in the consolidated statement of operations for the year ended December 31, 2008.

(c)	Summary of related party transactions

	Year ended 31.12.2008	From June 29, 2007 (date of incorporation) to December 31, 2007
	US$	US$

Service income from Chigo	109,644	13,347
Service income from Foshan JinCheng Technology Company Limited	-	11,744
Other income from Foshan Shancheng JiaXun Technology Services Centre	-	20,266

6.            PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2008	2007
	US$	US$

Leasehold improvement	21,394	-
Office equipment	65,643	54,637
Computers	23,841	4,856

Cost	110,878	59,493
Less: Accumulated depreciation	(23,146)	(7,350)

	87,732	52,143

7.	INTANGIBLE ASSETS, NET

		As of December 31,
		2008	2007
	Note	US$	US$

Operating rights, net	(a)	1,428,945	1,536,241
Computer software, net	(b)	300,505	319,640

		1,729,450	1,855,881

(a)	Operating rights
		As of December 31,
		2008	2007
	Note	US$	US$

Nanhai project	(i)	1,396,172	1,319,669
ShanCheng project	(ii)	284,058	268,493

Cost		1,680,230	1,588,162
Less: Accumulated amortization		(251,285)	(51,921)

		1,428,945	1,536,241

(i)	Nanhai project

On June 22, 2006, Wanzhi entered into a co-operative agreement (the “Co-operative Agreement”) with other parties which include, inter alia, the Education Authority in the Nanhai District, Foshan (the “Education Authority”). Pursuant to the Co-operative Agreement, Wanzhi needs to contribute certain computer equipment and software to the Education Authority and schools in the Nanhai District in exchange for an operating right for the provision of services in respect of a smartcard system to be installed in schools located in the Nanhai District. The smartcard system enables schools and parents to check progress and information of students, and being notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The operating right is granted for a period of 10 years from June 30, 2006 to June 30, 2016. The smartcard system has commenced operations in the Nanhai District since September 2007.

As of December 31, 2007, Wanzhi had already made all the required contributions of computer equipment and software to the Education Authority in exchange for the operating right in accordance with the Co-operative Agreement. No further contributions were made to the Education Authority during the year ended December 31, 2008.

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

7.	INTANGIBLE ASSETS, NET (CONTINUED)

    (b)  Computer software
	As of December 31,
	2008	2007
	US$	US$

Computer software	350,725	331,507
Less: Accumulated amortization	(50,220)	(11,867)

	300,505	319,640

            The computer software is used directly in the Nanhai project.

8.	INTEREST IN AN ASSOCIATE

The carrying amount of the interest in an associate is comprised of:
	As of December 31,
	2008	2007
	US$	US$

Goodwill	12,597	-
Share of net assets	6,154	-

	18,751	-

The interest in an associate represents 30% interest in KaiEr, a company established in the PRC and engaged in developing of technology for network and computer and provision of business advisory service.

Summary of financial information of the associate is as follows:

	As of December 31,
	2008	2007
	US$	US$
Share of associate’ assets and liabilities:
Non-current assets	17,868	-
Current assets	11,996	-
Non-current liabilities	-	-
Current liabilities	23,710	-

Share of associate’s revenue and loss:
Revenue	22,508	-
Loss	(2,824)	-

9.	ACCRUED CHARGES AND OTHER PAYABLES
	As of December 31,
	2008	2007
	US$	US$

Other payables for purchase of computer equipment and software	-	369,863
Deposits for smartcards	132,593	-
Customers’ advances for smartcards	147,917	130,112
Subcontracting and other charges payable	158,939	39,695
Accrued charges and other payables	86,053	35,455

	525,502	575,125

10.	TEMPORARY RECEIPTS
	As of December 31,
	2008	2007
	US$	US$

Advance receipts for disposal of partial interest in Foshan Company (Note)	-	410,959
Advance receipts for Nanhai project	81,074	97,359
Other advance receipts	13,271	-

	94,345	508,318

Note:
Pursuant to agreements entered into between Wanzhi and third party investors in the year ended December 31, 2007, Wanzhi disposed of its 45% equity interest in Foshan Company (the “Disposal”) at a total consideration of US$410,959. The consideration for the Disposal was received by Foshan as of December 31, 2007. The Disposal was completed in February 2008.

11.          SHORT-TERM BANK LOAN

The bank loan is secured by a bank deposit of US$130,435, interest-bearing at 6.3% per annum and repayable in January 2009.

12.          COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Company leases its office premises under non-cancelable operating leases. The following table summarizes the future minimum lease payments:

	As of December 31,
	2008	2007
	US$	US$
Payable during the following periods:
Within one year	24,487	26,926
Over one year but not exceeding two years	64,388	77,074

Total operating lease commitments	88,875	104,000

Operating lease charges for the year/period ended December 31, 2008 and 2007 amounted to US$23,991 and US$3,534 respectively.

13.          DEDICATED RESERVE

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

14.          DISPOSAL OF A SUBSIDIARY

                In September 2008, Foshan Company disposed of its entire 51% equity interest in JiaXun, details of which are set out below.

	As of December 31,
	2008	2007
	US$	US$
Net assets disposed of:
Property, plant and equipment	167	-
Trade receivables	81,493	-
Loan receivable from a minority shareholder	290,000	-
Cash and cash equivalents	64,260	-
Accrued charges and other payables	(2,500)	-
Minority interests	(212,339)	-

	221,081	-
Gain on disposal of interest in a subsidiary	658	-

Total consideration, satisfied by cash	221,739	-

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary:

Cash consideration	221,739	-
Cash and cash equivalents disposed of	(64,260)	-

Net cash inflow	157,479	-

15.	ACQUISITION OF SUBSIDIARIES

As detailed in note 1, on November 6, 2007, Eastern Concept Consulting acquired the entire equity interest in Wanzhi at a cash consideration of Rmb10,000,000 (US$1,369,863).

The fair value of the identifiable assets and liabilities of Wanzhi as at the date of acquisition and their carrying value determined in accordance with USGAAP immediately before the acquisition are as follows:

	As of December 31,
	2008	2007
	US$	US$

Intangible assets, net	-	1,919,669
Property, plant and equipment, net	-	50,825
Bank balances and cash	-	934,462
Trade and other receivables	-	546,887
Inventories	-	7,115
Trade and other payables	-	(591,907)
Temporary receipts	-	(143,763)
Long-term loans from a related party	-	(883,562)

	-	1,839,726
Minority interests	-	(469,863)

Total consideration and fair value of net assets acquired	-	1,369,863

Consideration:
Cash paid	-	1,369,863

Bank balances and cash acquired	-	934,462
Cash consideration paid	-	(1,369,863)

Net cash outflow	-	(435,401)

16.	RETIREMENT BENEFIT PLAN

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

During the year/period ended December 31, 2008 and 2007, the Company’s contributions to the above retirement benefit plan amounted to US$30,611 and US$1,205 respectively.

17.	OPERATING RISKS

(a)	Concentration of major customers and subcontractors

	2008	2007
Major customers with revenues of more than 10% of the Company’s total operating revenue
Revenue from major customers	US$196,652	US$64,110
Percentage of sales	33%	30%
Number	2	1

Major subcontractors with subcontracting and other charges of more than 10% of the Company’s total subcontracting and other charges
Subcontracting and other charges to major suppliers	-	US$58,392
Percentage of purchases	-	56%
Number	-	2

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s trade receivable. The Company is continuously developing a more diversified customer base following the growing level of operations of Foshan Company and the Nanhai project.

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

18.	SEGMENT

During the year / period ended December 31, 2008 and 2007, revenue of the Company represented service income from providing smart card systems and other value-added services for which the Company does not have discrete financial information.  Therefore, no financial information by business segment is presented. Furthermore, as all service income is derived from the PRC, no geographic information by geographical segment is presented.

All tangible and intangible assets are located in the PRC for the year / period ended December 31, 2008 and 2007.

19.	SUBSEQUENT EVENT

Subsequent to the balance sheet date, Foshan Company has entered into an agreement to dispose of its entire 51% equity interest in JinCheng at a consideration of US$365,217.

Effective March 31, 2009, the Board of Directors of the Company accepted the resignation of Mr. Benny Lee as an officer and director of the Company.  Mr. Benny Lee resigned as an officer and director of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Mr. Benny Lee will continue to assist the Company in a consulting capacity.

Because Mr. Benny Lee resigned as an officer and director of the Company, Ms. Ping Tang was appointed as President, Chief Executive Officer and secretary of the Company; and Mr. Zhen Wang was appointed as interim Chief Financial Officer of the Company.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Mazars CPA Limited for the fiscal year/period ended December 31, 2008 and 2007.

There have been no changes in or disagreements with Mazars CPA Limited, on accounting and financial disclosure matters at any time.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective.

(b) Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions, providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements, providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

(c) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Effective March 30, 2009, Ms. Ping Tang was elected as a member of the Board of Directors of the Company.

Effective March 31, 2009, the Board of Directors of the Company accepted the resignation of Mr. Benny Lee as an officer and director of the Company. Mr. Benny Lee resigned as an officer and director of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Mr. Benny Lee will continue to assist the Company in a consulting capacity.

Because Mr. Benny Lee resigned as an officer and director of the Company, Ms. Ping Tang was appointed as President, Chief Executive Officer and secretary of the Company; and Mr. Zhen Wang was appointed as interim Chief Financial Officer of the Company.

Ms. Ping Tang, age 55, has been  the general manager of Foshan Chigo Educationl Technology Equipment Co., Ltd since June 2003. From July 1998 to May 2003, she was the manager of Guangzhou Huaqiao Sugar Factory. From May 1978 to June 1998, she was the director of Yian Sugar Factory in Yian, Heilongjiang province in China.

Mr. Zhen Wang, age 30, has been  the financial controller of Foshan Wanzhi Electronic Technology Co., Ltd. since April 2007. From October 2006 to April 2007, he worked in the internal audit team at Guangdong Chigo Air-conditioning Co. Ltd. From January 2004 to July 2006,  he worked in the internal audit team at Guangdong Apollo Group. From  July 2002 to December 2003, he was an accountant at Ganshu Qisheng Public Accountants Co., Ltd, an auditing firm that provides auditing related services for mainland China companies that go public in China. Mr. Wang is a certified public accountant in China, he graduated from Lanzhou University with a B.S. degree in accounting.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company. All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Name	Age	Positions

Ping Tang	55	Chief Executive Officer, President and Director

Zhen Wang	30	Chief Financial Officer

The following is information on the business experience of each director and officer.

Ms. Ping Tang, age 55, has been the general manager of Foshan Chigo Educational Technology Equipment Co., Ltd since June 2003. From July 1998 to May 2003, she was the manager of Guangzhou Huaqiao Sugar Factory. From May 1978 to June 1998, she was the director of Yian Sugar Factory in Yian, Heilongjiang province in China.

Mr. Zhen Wang, age 30, has been the financial controller of Foshan Wanzhi Electronic Technology Co., Ltd. since April 2007. From October 2006 to April 2007, he worked in the internal audit team at Guangdong Chigo Air-conditioning Co. Ltd. From January 2004 to July 2006, he worked in the internal audit team at Guangdong Apollo Group. From July 2002 to December 2003, he was an accountant at Ganshu Qisheng Public Accountants Co., Ltd, an auditing firm that provides auditing related services for mainland China companies that go public in China. Mr. Wang is a certified public accountant in China. He graduated from Lanzhou University with a B.S. degree in accounting.

Family Relationships

There are no familial relationships between or among our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2008.

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

Compensation of Directors

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11.      Executive Compensation

Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage the Company requires a competitive compensation package. The Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with its compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Hong Kong S.A.R. which the Company deems to compete with it for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is base salary. The Company targets the value of fixed compensation generally at the median of its compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

The Company’s incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(I)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	All Other Compensation	Total
Ping Tang President, Chief Executive Officer	2008 2007 2006	$0 0 0	$0 0 0	$0 0 0	$0 0 0	$ $ $	0 0 0	$0 0 0	$0 0 0	$0 0 0

Zhen Wang Interim Chief Financial Officer	2008 2007 2006	$9,055 6,791 0	$0 0 0	$0 0 0	$0 0 0		$0 0 0	$0 0 0	$0 0 0	$9,055 6,791 0

Benny Lee Former Chief Executive Officer and Director	2008 2007 2006	$0 0 0	$0 0 0	$0 0 0	$0 0 0		$0 0 0	$0 0 0	$0 0 0	$0 0 0

Lawrence Nault Former President	2006	$0	$0	$0	$0		$0	$0	$0	$0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2008 and 2007.

Employment Agreements

The Company has no employment agreements with any of its employees.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Director Compensation

The Company paid nil to its directors for service as directors in 2008, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of April 14, 2009 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Title of Class	Name	Number of Shares Owned (1)(2)	Percent of Voting Power (1)

Common	East Sincere Management Limited Benny Lee - CEO, CFO and Sole Owner Rm 1003, Singga Commercial Building 144 Connaught Road West, Hong Kong	354,969	27.47%

Common	Profit Gain Management Limited Ping Tang – CEO, CFO and Sole Owner Suite 1606-7, 16F, Great Eagle Centre 23 Harbour Road, Hong Kong	446,948	34.58%

Common	All Officers and Directors as a Group (1 person)	801,917	62.06%

(1) Calculation based on 1,292,166 shares outstanding as of April 14, 2009.
(2) Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

Item 13.       Certain Relationships and Related Transactions

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

Bennett is the beneficial owner of 2,359,000 shares of common stock of AXIO held by the Northeast Nominee Trust through his position as Trustee. Bennett will retain ownership of said 2,359,000 shares of common stock, and agreed with the Company not to sell in excess of 10,000 shares per day for a one year period of time pursuant to a Leak-Out Agreement.

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

Item 14.    Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The aggregate fees billed by our principal accounting firm for the fiscal years ended December 31, 2008, and 2007 are as follows:

Name	Audit Fees(1)	Audit Related Fees (2)	Tax Fees (4)	All Other Fees (4)
Mazars CPA Limited
for fiscal year ended:
December 31, 2008	$61,644	$0	$0	$78,083
December 31, 2007	$32,877	$0	$0	$0
___________________________

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The fees shown above represent fees billed by Mazars CPA Limited for the audit and review of the Company's financial statements for the period from January 1, 2008 through December 31, 2008, and from June 29, 2007 through December 31, 2007.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)
All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees. The fees stated above relate to the audit of financial statements of a company which the Company proposed to acquire.  The acquisition has been suspended.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

See "Index to Consolidated Financial Statements" set forth on page 18.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a)(3) Exhibits

2.1
Share Exchange Agreement between Axiom III, Inc., Duane Bennett, Eastern Concept Development Ltd., the shareholder of Eastern Concept,  Foshan Wanzhi Electron S&T Co., Ltd., and the shareholders of Foshan (1)

2.2	Share Exchange Agreement between Eastern Concept Corporate Consulting (Shenzhen) Limited, Xinghao LI, and Jun CHEN (1)
3.1	Articles of Incorporation of Physical Spa & Fitness Inc., a Delaware Corporation (2)
3.2	Certificate of Amendment of Articles of Incorporation changing the authorized capital*
3.3	Certificate of Amendment of Articles of Incorporation effecting a one-for-50 reverse split (3)
3.4	By-Laws of Physical Spa & Fitness Inc. (2)
14.1	Code of Ethics (4)
16.1	Letter on changes in certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Filed with the Commission as exhibits to Form 8-K filed on November 9, 2007
(2)	Filed with the Commission as exhibits to Registration Statement on Form SB-2 filed on December 3, 2004
(3)	Filed with the Commission as Appendix A within our Definitive Information Statement on Schedule 14C filed October 29, 2008
(4)	Filed with the Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006
(5)	Filed with the Commission as Exhibit 16.1 to Form 8-K filed March 10, 2008

Reports on Form 8-K Filed in Fiscal Year 2008

 On March 10, 2008, the Company filed a Form 8-K in order to report the change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARYPAY EXPRESS, INC.

Dated: April 14, 2009	By:	/s/ Ping Tang
Ping Tang, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2009	By:	/s/ Ping Tang
Ping Tang, Sole Director