Form 10-Q
period 2009-03-31
SMARTPAY EXPRESS, INC.
filed 2009-05-19
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) Yes ☐    No   ☒

Commission File Number: 0-26573

SMARTPAY EXPRESS, INC .
(Exact name of Registrant as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center
Fenggang Road, Lishui Town, Nanhai
Guangdong Province, The People's Republic of China
(Address of principal executive offices)

(011) (852) 6873-0043
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer   ☐    Accelerated Filer   ☐    Non-accelerated Filer   ☐    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of March 31, 2009.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended March 31, 2009

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
		2009	2008
	Note	US$	US$
Continuing operations

Operating revenue
Service income		100,274	113,251

Operating expenses
Subcontracting and other charges		(50,001)	(46,276)
Staff costs		(66,369)	(67,696)
Depreciation of property, plant and equipment		(3,498)	(2,836)
Amortization of intangible assets		(51,359)	(47,841)
Other general and administrative expenses		(234,084)	(110,448)

Loss from operations		(305,037)	(161,846)

Non-operating income (expenses)
Interest income		1,094	766
Gain on disposal of partial interest in a subsidiary		-	259,837
Amortization of loans from a related party		(12,314)	(32,213)
Loss on partial settlement of loans from a related party		-	(24,717)

(Loss) Income before income tax		(316,257)	41,827

Income tax	4	-	-

(Loss) Income from continuing operations		(316,257)	41,827

Discontinued operations
Loss from discontinued operations	5(a)	(40,916)	(21,048)

Net (loss) income including noncontrolling interests		(357,173)	20,779

Less: net loss from continuing operations attributable to noncontrolling interests		16,228	6,402
Less: net loss from discontinued operations attributable to noncontrolling interests		20,049	10,314

Net (loss) income attributable to SPYE common stockholders		(320,896)	37,495

Other comprehensive income
- Foreign currency translation		15,669	87,231

Total comprehensive (loss) income		(305,227)	124,726

Basic (loss) earnings per share
(Loss) Earnings per share from continuing operations		(23.22) cents	4.77 cents
Loss per share from discontinued operations		(1.61) cents	(1.06) cents

		(24.83) cents	3.71 cents

Weighted average number of shares of common stock outstanding (Note)		1,292,166	1,010,549

Note :
On October 16, 2008, the sole director and the holders of a majority of the common shares of SmartPay approved a one-for-fifty reverse stock split of common stock of SmartPay. The weighted average number of shares of common stock outstanding for the period from January 1, 2008 to March 31, 2008 has been adjusted retrospectively for the effect of the reverse stock split for the purpose of calculation of loss/earnings per share.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		March 31, 2009	December 31, 2008
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		18,204	27,261
Trade receivable from a related party	6(b)(i)	6,445	24,148
Prepayments and deposits		267,769	230,106
Other debtors		98,254	293,216
Amounts due from related parties	6(b)(ii)	29,412	94,204
Income tax recoverable		-	3,774
Inventories		47,137	33,207
Cash and cash equivalents		49,508	245,685
Bank deposits, collateralized	7	132,353	130,435
Assets held for sale	5(b)	378,498	-

Total current assets		1,027,580	1,082,036

Property, plant and equipment, net		62,415	87,732
Intangible assets, net		1,476,727	1,729,450
Interest in an associate		-	18,751

Total assets		2,566,722	2,917,969

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		17,351	40,718
Accrued charges and other payables		527,374	525,502
Amounts due to related parties	6(b)(iii)	19,458	19,177
Temporary receipts		76,953	94,345
Loans from a related party	6(b)(iv)	677,224	655,274
Short-term bank loan	7	125,000	123,188
Current liabilities held for sale	5(b)	866	-

Total current liabilities		1,444,226	1,458,204

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of March 31, 2009 and December 31, 2008
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of March 31, 2009 and December 31, 2008		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,218,580)	(897,684)
Accumulated other comprehensive income		74,053	58,384

Total SPYE stockholders' equity		866,538	1,171,765
Noncontrolling interests		255,958	288,000

Total stockholders' equity		1,122,496	1,459,765

Total liabilities and stockholders' equity		2,566,722	2,917,969

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		Three months ended March 31,
		2009	2008
	Note	US$	US$

Cash flows from operating activities:
Net (loss) income including noncontrolling interests		(357,173)	20,779

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment		3,766	2,836
Amortization of intangible assets		59,365	55,299
Interest income		(1,094)	(1,040)
Gain on disposal of partial interest in a subsidiary		-	(259,837)
Amortization of loans from a related party		12,314	32,213
Loss on partial settlement of loans from a related party		-	24,717
Share of result of an associate		10,803	-
Exchange difference		-	10,983
Changes in working capital:
Trade receivables		27,515	(11,860)
Prepayments and deposits		6,408	16,967
Other debtors		195,617	(139,387)
Inventories		(14,161)	(19,981)
Trade payables		(23,966)	16,596
Accrued charges and other payables		(5,764)	(396,270)
Temporary receipts		(17,564)	37,148
Income tax recoverable/payable		3,386	(4,016)

Net cash used in operating activities		(100,548)	(614,853)

Cash flows from investing activities:
Interest income		1,094	1,040
Payments for purchase of property, plant and equipment		(5,538)	(6,222)
Payments for intangible assets		(29,412)	-
Net advances to related parties		-	(14,059)

Net cash used in investing activities		(33,856)	(19,241)

Cash flows from financing activities:
Repayments to related parties		(64,501)	(40,577)
Settlement of loans from a related party		-	(238,989)
Repayment of short-term bank loan		(125,000)	-
New short-term bank loan raised		125,000	-

Net cash used in financing activities		(64,501)	(279,566)

Net decrease in cash and cash equivalents	(198,905)	(913,660)

Cash and cash equivalents at beginning of period	245,685	1,373,085

Effect on exchange rate changes	3,576	58,196

Cash and cash equivalents at end of period, represented by cash and bank balances	50,356	517,621

Cash and cash equivalents
Held for continuing operations	49,508	517,621
Held for sale	848	-

	50,356	517,621

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to March 31, 2009

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from the audited financial statements at that date, and the unaudited condensed consolidated financial statements for period ended and as of March 31, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation for the period presented, including normal recurring adjustments. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

1.       ORGANIZATION

The unaudited condensed consolidated financial statements include the accounts of SmartPay Express, Inc. ("SPYE") (formerly known as Axiom III, Inc. ("AXIO")) and its subsidiaries (collectively referred to as the "Company").

On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the shareholders of Eastern Concept Development Limited ("Eastern Concept") pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major shareholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1. Since then, AXIO entirely ceased its prior business operations.

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.

SPYE has five subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Shenzhen) Limited, Guangdong Wanzhi Electron S&T Company Limited (formerly Foshan Wanzhi Electron S&T Company Limited) ("Wanzhi"), Foshan Information Technology Company Limited ("Foshan Company") and Foshan JinCheng Information Technology Company Limited ("JinCheng"). Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People's Republic of China (the "PRC").

The Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng (the "Disposal") at a consideration of approximately US$370,000 (see note 5). Up to the date of this report, the Disposal has not been completed.

The Company is principally engaged in the provision of smartcard payment system and other value-added services in Guangdong province, the PRC.

2.       GOING CONCERN CONSIDERATION

The Company had negative working capital as of March 31, 2009 of US$416,646, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future and obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The negative working capital position of the Company as of March 31, 2009 was mainly because of the loans from a related party of US$677,224. That related party and two major SPYE stockholders have undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to March 31, 2009

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

Adoption of Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board, referred to as FASB, Staff Position, referred to as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement is not expected to have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and how hedges affect an entity's financial position, financial performance and cash flows. The adoption of this Statement does not have a material effect on the Company's financial statements.

In April 2009, the FASB issued the following new accounting standards:

-
FASB Staff Position FAS 157-4 (FSP FAS 157-4), "Determining Whether a Market Is Not Active and a Transaction is Not Distressed". FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

-
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2 (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2), "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

-
FASB Staff Position FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments". FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those fair value disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the condensed consolidated financial statements.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to March 31, 2009

4.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month periods ended March 31, 2009 and 2008.

5.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As mentioned in note 1 to the financial statements, the Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng at a consideration of approximately US$370,000. The Disposal is expected to be completed within one year. The Company concluded that the Disposal met the definition of a discontinued operation as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

(a)    Discontinued operations

The results of the discontinued operations for each of the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three months ended March 31,
	2009	2008
	US$	US$
	(Unaudited)	(Unaudited)

Service income	13	5,545

Staff costs	(19,740)	(11,573)
Depreciation of property, plant and equipment	(268)	-
Amortisation of intangible assets	(8,006)	(7,458)
Other general and administrative expenses	(2,112)	(7,836)
Interest income	-	274
Share of results of an associate	(10,803)	-

Loss before taxation	(40,916)	(21,048)
Taxation	-	-

Loss from discontinued operations	(40,916)	(21,048)

(b)           Assets and liabilities held for sale

The Company has also reclassified the major classes of assets and liabilities of JinCheng as held for sale in the Condensed Consolidated Balance Sheet in accordance with SFAS 144 as follows:

As of March 31, 2009
US$
(Unaudited)

Current assets
Prepayments and deposits	7,585
Other debtors	3,657
Amounts due from related parties	80,882
Inventories	720
Cash and cash equivalents	848

Total current assets held for sale	93,692

Non-current assets
Property, plant and equipment, net	28,379
Intangible assets, net	248,203
Interest in an associate	8,224

Total non-current assets held for sale	284,806

Total assets held for sale	378,498

Current liabilities
Accrued charges and other payables	866

Total current liabilities held for sale	866

Total liabilities held for sale	866

Net assets held for sale	377,632
Less: Noncontrolling interests	(185,040)

192,592

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

6.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited ("Chigo") *	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited *	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre *	Minority shareholder of JiaXun
	Foshan KaiEr Information Technology Company Limited ("KaiEr") *	An associate of JinCheng

*  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

    (i)        Trade receivable from a related party

	As of
	March 31, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	6,445	24,148

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	March 31, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Tang Jin Cheng	14,706	14,493
KaiEr	14,706	79,711

	29,412	94,204

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2008 to September 30, 2008

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

As of March 31, 2009 and December 31, 2008, the amounts due are unsecured, interest-free and have no fixed repayment term except for the amount due from Tang Jin Cheng which is interest-bearing at US$99 per month and repayable on October 31, 2009.

    (iii)    Amounts due to related parties
	As of
	March 31, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	3,706	3,653
Li Xing Hao	15,752	15,524

	19,458	19,177

The amounts due are unsecured, interest-free and have no fixed repayment term.

    (iv)    Loans from a related party

	As of
	March 31, 2009	December 31, 2008
	US$	US$
	(Unaudited)

At beginning of period/year	655,274	883,562
Exchange realignment	9,636	51,221
Amortization	12,314	70,188
Repayments	-	(349,697)

At balance sheet date	677,224	655,274

The loans from Li Xing Hao are unsecured, interest-free and repayable within twelve months from the date of advances, i.e. September 2009. The loans were stated at fair value at inception, calculated using a discount rate of 7.56% per annum, and are subsequently stated at amortized cost.

(c)	Summary of related party transactions

	Three months ended March 31,
	2009	2008
	US$	US$
	(Unaudited)	(Unaudited)

Service income from Chigo	26,059	16,019
Service income from Foshan JinCheng Technology Company Limited	-	5,545

7.       SHORT-TERM BANK LOAN

The bank loan as of December 31, 2008 was collateralized by the Company's bank deposit of US$130,435, interest-bearing at 6.3% per annum and fully repaid in January 2009. During the three month ended March 31 2009, a new bank loan was granted, which is collateralized by the Company's bank deposit of US$132,353, interest-bearing at 5.84% per annum and repayable in January 2010.

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

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYE, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYE after giving effect to the share exchange.  Subsequently, on December 18, 2007, we filed and mailed a Definitive Information Statement on Schedule 14C for the adoption of the Company's name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, whereby the authorized capital shares of preferred stock remained the same at 5,000,000 shares. On November 21, 2008, we completed the one-for-fifty reverse stock split. As a result of the reverse stock split, the total number of our outstanding shares was reduced from 64,607,460 to 1,292,166.

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. ("Foshan"), SPYE is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People's Republic of China.  We are an operator of All-in-One Municipal Service Cards ("AIOMS Card").  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder's transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China. The Company currently has 20 card equipment and software development staff members, 5 industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

RESULTS OF OPERATIONS

The following table shows the financial data of the condensed consolidated statements of operations of the Company and its subsidiaries for the three-month period ended March 31, 2009.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended March 31,
	2009	2008
	US$	US$
Continuing operations

Operating revenue
Service income	100,274	113,251

Operating expenses
Subcontracting and other charges	(50,001)	(46,276)
Staff costs	(66,369)	(67,696)
Depreciation of property, plant and equipment	(3,498)	(2,836)
Amortization of intangible assets	(51,359)	(47,841)
Other general and administrative expenses	(234,084)	(110,448)

Loss from operations	(305,037)	(161,846)

Non-operating income (expenses)
Interest income	1,094	766
Gain on disposal of partial interest in a subsidiary	-	259,837
Amortization of loans from a related party	(12,314)	(32,213)
Loss on partial settlement of loans from a related party	-	(24,717)

(Loss) Income before income tax	(316,257)	41,827

Income tax	-	-

(Loss) Income from continuing operations	(316,257)	41,827

Discontinued operations
Loss from discontinued operations	(40,916)	(21,048)

Net (loss) income including noncontrolling interests	(357,173)	20,779

Less: net loss from continuing operations attributable to noncontrolling interests	16,228	6,402
Less: net loss from discontinued operations attributable to noncontrolling interests	20,049	10,314

Net (loss) income attributable to SPYE common stockholders	(320,896)	37,495

Other comprehensive income
- Foreign currency translation	15,669	87,231

Total comprehensive (loss) income	(305,227)	124,726

Basic (loss) earnings per share
(Loss) Earnings per share from continuing operations	(23.22) cents	4.77 cents
Loss per share from discontinued operations	(1.61) cents	(1.06) cents

	(24.83) cents	3.71 cemts

Weighted average number of shares of common stock outstanding (Note)	1,292,166	1,010,549

Note :
On October 16, 2008, the sole director and the holders of a majority of the common shares of SmartPay approved a one-for-fifty reverse stock split of common stock of SmartPay. The weighted average number of shares of common stock outstanding for the period from January 1, 2008 to March 31, 2008 has been adjusted retrospectively for the effect of the reverse stock split for the purpose of calculation of loss/earnings per share.

THREE-MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2008.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $100,274 service income as operating revenue for the three-months ended March 31, 2009, as compared to approximately $113,251 for the period ended March 31, 2008, a decrease of 11%. Approximately 64% was generated from the Nanhai project for the period ended March 31, 2009, as compared to 72% for the period ended March 31, 2008. At present, there are approximately 30,000 students in Nanhai city who are using our services. We anticipate that more operating revenues would be generated as we expand our services to students in other cities including Shenzhen, Chaozhou, Maoming and Qingyuan within Guangdong province.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges increased 8% to approximately $50,001 for the period ended March 31, 2009, as compared to approximately $46,276 for the period ended March 31, 2008.

The significant portion of these charges, approximately 95% and 88% for the period ended March 31, 2009 and 2008, respectively, was related to the Nanhai project. The increase was a result of the change of method of rebate to students participating in the Nanhai project.

STAFF COSTS

The total staff costs for the period ended March 31, 2009 approximated $66,369 as compared to $67,696 for the period end March 31, 2008, a decrease of 2%. Currently, the Company employs 20 card equipment and software development staff members, 5 industrial service integration and management personnel, 20 business and customer service personnel, and 40 technical representatives.

DEPRECIATION EXPENSES

Depreciation expenses for the period ended March 31, 2009 amounted to $3,498, as compared to $2,836 for the period ended March 31, 2008, an increase of 23%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the year ended March 31, 2009 approximated $51,359, as compared to $47,841 for the period ended March 31, 2008, an increase of 7%.  These amortization charges were resulted from the operating rights of the Nanhai project, in addition to computer software relating to the Nanhai project. As of March 31, 2009, the carrying value of the operating right of the Nanhai project was approximately $1,151,946 and the carrying value of the intangible asset of the computer software was approximately $295,369.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the period end March 31, 2009 were $234,084, as compared to $110,448 for the period ended March 31, 2008, an increase of 112%. The significant increase in other general and administrative expenses was mainly due to additional consulting and professional fees that we paid for in connection with our filing obligations as a reporting company which have negatively impacted our ability to attain profitable operations.

INTEREST INCOME

Interest income for the period end March 31, 2009 was $1,094, as compared to $766 for the period ended March 31, 2008, an increase of 43%. This income was the interest earned on cash in bank deposit.
AMORIZATION OF LOANS FROM A RELATED PARTY

Amorization of loans from a related party for the period end March 31, 2009 was $12,314, as compared to $32,213 for the period ended March 31, 2008, a decrease of 62%. The decrease was mainly attributable to the decrease in the carrying amount of the loans as a result of partial settlements made during the year ended December 31, 2008.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the Company's PRC established subsidiaries incurred a loss for the period ended March 31, 2009, no provision for EIT has been made.

NET LOSS

The Company incurred a net loss of $357,153 for the period ended March 31, 2009, as compared to a net income of $20,779 for the same period in 2008.   The increase in net loss was primarily due to additional consulting and professional fees that were incurred in connection with our filing obligations as a reporting company, which have negatively impacted our ability to attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, cash and cash equivalents totaled $50,356.  This cash position was the result of a combination of net cash used in financing activities in the amount of $64,501, net cash used in operating activities in the amount of $100,548, and net cash used in investing activities of $33,856. The cash used in financing activities was primarily due to the settlement of amounts due to a related party. The net cash used in operating activities was mainly due to the loss incurred during the period. The net cash used in investing activities was the cash used in the payments for intangible assets and purchase of property, plant and equipment.

DISCONTINUED OPERATIONS OF THE JINCHENG PROJECT

The proposed disposal of JinCheng and the relevant discontinued operations and assets and liabilities held for sales which are separately disclosed in the notes to our financial statements.

CRITICAL ACCOUNTING POLICIES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," the Company identified the most critical accounting principals upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management's discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Off-Balance Sheet Arrangements

The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to the Company's shares and classified as shareholder's equity or that are not reflected in the Company's financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

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

Adoption of Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board, referred to as FASB, Staff Position, referred to as FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent's ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement is not expected to have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133". SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and how hedges affect an entity's financial position, financial performance and cash flows. The adoption of this Statement does not have a material effect on the Company's financial statements.

In April 2009, the FASB issued the following new accounting standards:

-
FASB Staff Position FAS 157-4 (FSP FAS 157-4), "Determining Whether a Market Is Not Active and a Transaction is Not Distressed". FSP FAS 157-4 provides guidance for making fair value measurements more consistent with the principles presented in FAS 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

-
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2 (FSP FAS 115-2, FAS 124-2, and EITF 99-20-2), "Recognition and Presentation of Other-Than-Temporary Impairments". FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

-
FASB Staff Position FAS 107-1 and APB 28-1 (FSP FAS 107-1 and APB 28-1), "Interim Disclosures about Fair Value of Financial Instruments". FSP FAS 107-1 and APB 28-1 amend SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those fair value disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the condensed consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first three months of 2009, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2009.

(b)       This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2009	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

May 19, 2009	Smartpay Express, Inc.
	By:	/s/ Zheng Wang
Zheng Wang
Interim Chief Financial Officer