Form 10-Q
period 2009-06-30
SMARTPAY EXPRESS, INC.
filed 2009-08-14
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) Yes     No 

Commission File Number: 0-26573

SMARTPAY EXPRESS, INC .
(Exact name of Registrant as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center
Fenggang Road, Lishui Town, Nanhai
Guangdong Province, The People's Republic of China
(Address of principal executive offices)

(011) (852) 6873-0043
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes         No   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer       Accelerated Filer        Non-accelerated Filer        Smaller Reporting Company    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes     No  

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of June 30, 2009.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended June 30, 2009

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
	Note	US$	US$	US$	US$
Continuing operations

Operating revenue
Service income		126,510	235,469	226,784	348,720
Sales of mobile phones		929,785	-	929,785	-

Operating expenses
Subcontracting and other charges		(33,782)	(105,960)	(83,783)	(152,236)
Purchase of mobile phones		(891,180)	-	(891,180)	-
Staff costs		(86,009)	(55,883)	(152,378)	(123,579)
Depreciation of property, plant and equipment		(3,522)	(2,875)	(7,020)	(5,711)
Amortization of intangible assets		(51,358)	(47,841)	(102,717)	(95,682)
Other general and administrative expenses		(207,209)	(187,900)	(441,293)	(298,348)

Loss from operations		(216,765)	(164,990)	(521,802)	(326,836)

Non-operating income (expenses)
Interest income		782	-	1,876	766
Subsidy income		-	27,671	-	27,671
Other income		-	385	-	385
Gain on disposal of partial interest in a subsidiary		-	-	-	259,837
Amortization of loans from a related party		(4,155)	(13,119)	(16,469)	(45,332)
Loss on partial settlement of loans from a related party		-	-	-	(24,717)
Interest expenses	6(b)(iv)	(16,740)	-	(16,740)	-
Compensation payment	6(b)(iv)	(18,118)	-	(18,118)	-
Loss on early termination of loans from a related party	6(b)(iv)	(25,974)	-	(25,974)	-

Loss before income tax		(280,970)	(150,053)	(597,227)	(108,226)

Income tax	4	-	-	-	-

Loss from continuing operations		(280,970)	(150,053)	(597,227)	(108,226)

Discontinued operations
Loss from discontinued operations	5(a)	(5,170)	(39,836)	(46,086)	(60,884)

Net loss including noncontrolling interests		(286,140)	(189,889)	(643,313)	(169,110)

Less: net loss from continuing operations attributable to noncontrolling interests		13,674	22,132	29,902	28,534
Less: net loss from discontinued operations attributable to noncontrolling interests		2,533	19,519	22,582	29,833

Net loss attributable to SPYE common stockholders		(269,933)	(148,238)	(590,829)	(110,743)

Other comprehensive income
- Foreign currency translation		-	27,662	15,669	114,893

Total comprehensive (loss) income		(269,933)	(120,576)	(575,160)	4,150

Basic loss per share
Loss per share from continuing operations		(20.69) cents	(12.54) cents	(43.90) cents	(7.85) cents
Loss per share from discontinued operations		(0.20) cents	(1.99) cents	(1.82) cents	(3.06) cents

		(20.89) cents	(14.53) cents	(45.72) cents	(10.91) cents

Weighted average number of shares of common stock outstanding (Note)		1,292,166	1,020,000	1,292,166	1,015,275

Note :
On October 16, 2008, the sole director and the holders of a majority of the common shares of SmartPay approved a one-for-fifty reverse stock split of common stock of SmartPay. The weighted average number of shares of common stock outstanding for the three-month and six-month periods ended June 30, 2008 have been adjusted retrospectively for the effect of the reverse stock split for the purpose of calculation of loss per share.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		June 30, 2009	December 31, 2008
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		40,800	27,261
Trade receivable from a related party	6(b)(i)	32,718	24,148
Prepayments and deposits		204,144	230,106
Other debtors		115,614	293,216
Amounts due from related parties	6(b)(ii)	29,412	94,204
Income tax recoverable		-	3,774
Inventories		47,399	33,207
Cash and cash equivalents		39,337	245,685
Bank deposits, collateralized	7	132,353	130,435
Assets held for sale	5(b)	375,322	-

Total current assets		1,017,099	1,082,036

Property, plant and equipment, net		59,186	87,732
Intangible assets, net		1,425,368	1,729,450
Interest in an associate		-	18,751

Total assets		2,501,653	2,917,969

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		17,236	40,718
Accrued charges and other payables		769,627	525,502
Amounts due to related parties	6(b)(iii)	19,458	19,177
Temporary receipts		11,820	94,345
Loans from a related party	6(b)(iv)	707,353	655,274
Short-term bank loan	7	125,000	123,188
Interest payable to a related party	6(b)(v)	14,147	-
Current liabilities held for sale	5(b)	656	-

Total current liabilities		1,665,297	1,458,204

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of June 30, 2009 and December 31, 2008
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of June 30, 2009 and December 31, 2008		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,488,513)	(897,684)
Accumulated other comprehensive income		74,053	58,384

Total SPYE stockholders’ equity		596,605	1,171,765
Noncontrolling interests		239,751	288,000

Total stockholders’ equity		836,356	1,459,765

Total liabilities and stockholders' equity		2,501,653	2,917,969

 The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net loss including noncontrolling interests	(643,313)	(169,110)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	7,555	6,274
Amortization of intangible assets	110,723	110,598
Interest income	(1,901)	(1,148)
Interest expense	34,858	-
Gain on disposal of partial interest in a subsidiary	-	(259,837)
Amortization of loans from a related party	16,469	45,332
Loss on partial settlement of loans from a related party	-	24,717
Loss on early termination of loans from a related party	25,974	-
Share of result of an associate	13,465	3,192
Exchange difference	-	15,223
Changes in working capital:
Trade receivables	(21,354)	13,056
Prepayments and deposits	18,562	128,332
Other debtors	178,257	(105,063)
Inventories	(14,423)	(30,217)
Trade payables	(24,081)	6,101
Accrued charges and other payables	235,836	(161,068)
Temporary receipts	(82,697)	(123,523)
Income tax recoverable/payable	3,829	(300)

Net cash used in operating activities	(142,241)	(497,441)

Cash flows from investing activities:
Interest income	1,901	1,148
Payments for purchase of property, plant and equipment	(5,830)	(8,553)
Payments for purchase of intangible assets	(29,411)	-
Net advances to related parties	-	(20,256)
Prepayment for a long-term investment	-	(50,725)

Net cash used in investing activities	(33,340)	(78,386)

Cash flows from financing activities:
Repayments to related parties	(13,030)	(41,238)
Interest paid	(20,711)	-
Settlement of loans from a related party	-	(240,868)
Repayment of short-term bank loan	(125,000)	-
New short-term bank loan raised	125,000	-

Net cash used in financing activities	(33,741)	(282,106)

Net decrease in cash and cash equivalents	(209,322)	(857,933)

Cash and cash equivalents at beginning of period	245,685	1,373,085

Effect on exchange rate changes	3,576	78,720

Cash and cash equivalents at end of period, represented by cash and bank balances	39,939	593,872

Cash and cash equivalents
Held for continuing operations	39,337	593,872
Held for sale	602	-

	39,939	593,872

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to June 30, 2009

The accompanying financial statements present the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

1.       ORGANIZATION

The unaudited condensed consolidated financial statements include the accounts of SmartPay Express, Inc. ("SPYE") (formerly known as Axiom III, Inc. (“AXIO”)) and its subsidiaries (collectively referred to as the “Company”).

On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the shareholders of Eastern Concept Development Limited (“Eastern Concept”) pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major shareholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1. Since then, AXIO entirely ceased its prior business operations.

For financial reporting purposes, the acquisition of Eastern Concept by AXIO has been treated as a reverse acquisition whereby Eastern Concept is considered as the acquirer, i.e. the surviving entity. On this basis, the historical financial information prior to October 10, 2007 represents that of Eastern Concept.

SPYE has five subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Shenzhen) Limited, Guangdong Wanzhi Electron S&T Company Limited (formerly Foshan Wanzhi Electron S&T Company Limited) (“Wanzhi”), Foshan Information Technology Company Limited (“Foshan Company”) and Foshan JinCheng Information Technology Company Limited (“JinCheng”). Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng (the “Disposal”) at a consideration of approximately US$370,000 (see note 5). Up to the date of this report, the Disposal has not been completed.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the three-month period ended June 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the subcontractor, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

2.	GOING CONCERN CONSIDERATION

The Company had negative working capital as of June 30, 2009 of US$648,198, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future and obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The negative working capital position of the Company as of June 30, 2009 was mainly a result of the loans from a related party of US$707,353. That related party and two major SPYE stockholders have undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to June 30, 2009

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

Adoption of Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board, Staff Position, referred to as FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. SFAS No. 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS No. 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement is not expected to have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).

FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in the GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”. The adoption of these Statements does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this Statement does not have a material effect on the Company's financial statements.

In June 2009, the FASB issued the following new accounting standards:

-           SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with SFAS 167.

-           SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

-           SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with the GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative generally accepted accounting principles for SEC registrants.

SFAS 166 and SFAS 167 will be effective for periods beginning after November 15, 2009 and SFAS 168 will be effective for periods ending after September 15, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to June 30, 2009

4.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month and six-month periods ended June 30, 2009 and 2008.

5.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As mentioned in note 1 to the financial statements, the Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng at a consideration of approximately US$370,000. The Disposal is expected to be completed within one year. The Company concluded that the Disposal met the definition of a discontinued operation as defined in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

(a)      Discontinued operations

The results of the discontinued operations for the three-month and six-month periods ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income	16	3,102	29	8,647

Staff costs	(1,514)	(20,461)	(21,254)	(32,034)
Depreciation of property, plant and equipment	(267)	(563)	(535)	(563)
Amortisation of intangible assets	-	(7,458)	(8,006)	(14,916)
Other general and administrative expenses	(768)	(11,466)	(2,880)	(19,302)
Interest income and other income	25	202	25	476
Share of results of an associate	(2,662)	(3,192)	(13,465)	(3,192)

Loss before taxation	(5,170)	(39,836)	(46,086)	(60,884)
Taxation	-	-	-	-

Loss from discontinued operations, net of tax	(5,170)	(39,836)	(46,086)	(60,884)

(b)           Assets and liabilities held for sale

The Company has also reclassified the major classes of assets and liabilities of JinCheng as held for sale in the Condensed Consolidated Balance Sheet in accordance with SFAS 144 as follows:

As of June 30, 2009
US$
(Unaudited)

Current assets
Prepayments and deposits	7,585
Other debtors	3,657
Amount due from an associate	80,882
Inventories	720
Cash and cash equivalents	602

Total current assets held for sale	93,446

Non-current assets
Property, plant and equipment, net	28,111
Intangible assets, net	248,203
Interest in an associate	5,562

Total non-current assets held for sale	281,876

Total assets held for sale	375,322

Current liabilities
Accrued charges and other payables	656

Total current liabilities held for sale	656

Total liabilities held for sale	656

Net assets held for sale	374,666
Less: Noncontrolling interests	(183,586)

191,080

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to June 30, 2009

6.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited ("Chigo") *	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited *	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre *	Minority shareholder of JiaXun
	Foshan KaiEr Information Technology Company Limited ("KaiEr") *	An associate of JinCheng

*  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

     (i)        Trade receivable from a related party

	As of
	June 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	32,718	24,148

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	June 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Tang Jin Cheng	14,706	14,493
KaiEr	14,706	79,711

	29,412	94,204

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to June 30, 2009

6.       RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

As of June 30, 2009 and December 31, 2008, the amounts due are unsecured, interest-free and have no fixed repayment term except for the amount due from Tang Jin Cheng which is interest-bearing at US$99 per month and repayable on October 31, 2009.

     (iii)      Amounts due to related parties
	As of
	March 31, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	3,706	3,653
Li Xing Hao	15,752	15,524

	19,458	19,177

The amounts due are unsecured, interest-free and have no fixed repayment term.

     (iv)      Loans from a related party

	As of
	June 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

At beginning of period/year	655,274	883,562
Exchange realignment	9,636	51,221
Amortization	16,469	70,188
Loss on early termination	25,974	-
Repayments	-	(349,697)

At balance sheet date	707,353	655,274

The loans from Li Xing Hao as of December 31, 2008 were unsecured, interest-free and repayable in September 2009 (the “Old Loans”).   The Old Loans were stated at fair value at inception, calculated using a discount rate of 7.56% per annum, and are subsequently stated at amortized cost.  On April 30, 2009, the Old Loans were early terminated and rearranged to carry a monthly interest of 1% and repayable on April 30, 2011, resulted in a loss of US$25,974.  In addition, a compensation payment of US$18,118 was made to Li Xing Hao for interests during the period of the Old Loans..

(v)        Interest payable to a related party

	As of
	June 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Li Xing Hao	14,147	-

The amount due is unsecured, interest-free and repayable on demand.

(c)	Summary of related party transactions

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income from Chigo	27,703	30,480	53,762	46,499
Service income from Foshan JinCheng Technology Company Limited	-	3,102	-	8,647
Interest expenses to Li Xing Hao (note 6 (b)(iv))	16,740	-	16,740	-
Compensation payment to Li Xing Hao (note 6 (b)(iv))	18,118	-	18,118	-

7.       SHORT-TERM BANK LOAN

The bank loan as of December 31, 2008 was collateralized by the Company’s bank deposit of US$130,435, interest-bearing at 6.3% per annum and fully repaid in January 2009. During the six months ended June 30, 2009, a new bank loan was drawn down, which is collateralized by the Company’s bank deposit of US$132,353, interest-bearing at 5.84% per annum and repayable in January 2010.

8.       SUBSEQUENT EVENTS REVIEW

The Company has evaluated subsequent events up to August 14, 2009 which is the date that these unaudited condensed consolidated financial statements were approved and authorized for issue by the sole director.

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

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts until we merged with Eastern Concept Development Limited.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYE, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYE after giving effect to the share exchange.  Subsequently, on December 18, 2007, we filed and mailed a Definitive Information Statement on Schedule 14C for the adoption of the Company's name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, whereby the authorized capital shares of preferred stock remained the same at 5,000,000 shares. On November 21, 2008, we completed the one-for-fifty reverse stock split. As a result of the reverse stock split, the total number of our outstanding shares was reduced from 64,607,460 to 1,292,166.

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. ("Foshan"), SPYE is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People's Republic of China.  We are an operator of All-in-One Municipal Service Cards ("AIOMS Card").  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder's transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China. The Company currently has 3 card equipment and software development staff members, 4 industrial service integration and management personnel, 15 business and customer service personnel.

RESULTS OF OPERATIONS

The following table shows the financial data of the condensed consolidated statements of operations of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2009 and 2008.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
Continuing operations

Operating revenue
Service income	126,510	235,469	226,784	348,720
Sales of mobile phones	929,785	-	929,785	-

Operating expenses
Subcontracting and other charges	(33,782)	(105,960)	(83,783)	(152,236)
Purchase of mobile phones	(891,180)	-	(891,180)	-
Staff costs	(86,009)	(55,883)	(152,378)	(123,579)
Depreciation of property, plant and equipment	(3,522)	(2,875)	(7,020)	(5,711)
Amortization of intangible assets	(51,358)	(47,841)	(102,717)	(95,682)
Other general and administrative expenses	(207,209)	(187,900)	(441,293)	(298,348)

Loss from operations	(216,765)	(164,990)	(521,802)	(326,836)

Non-operating income (expenses)
Interest income	782	-	1,876	766
Subsidy income	-	27,671	-	27,671
Other income	-	385	-	385
Gain on disposal of partial interest in a subsidiary	-	-	-	259,837
Amortization of loans from a related party	(4,155)	(13,119)	(16,469)	(45,332)
Loss on partial settlement of loans from a related party	-	-	-	(24,717)
Interest expenses	(16,740)	-	(16,740)	-
Compensation payment	(18,118)	-	(18,118)	-
Loss on early termination of loans from a related party	(25,974)	-	(25,974)	-

Loss before income tax	(280,970)	(150,053)	(597,227)	(108,226)

Income tax	-	-	-	-

Loss from continuing operations	(280,970)	(150,053)	(597,227)	(108,226)

Discontinued operations
Loss from discontinued operations	(5,170)	(39,836)	(46,086)	(60,884)

Net loss including noncontrolling interests	(286,140)	(189,889)	(643,313)	(169,110)

Less: net loss from continuing operations attributable to noncontrolling interests	13,674	22,132	29,902	28,534
Less: net loss from discontinued operations attributable to noncontrolling interests	2,533	19,519	22,582	29,833

Net loss attributable to SPYE common stockholders	(269,933)	(148,238)	(590,829)	(110,743)

Other comprehensive income
- Foreign currency translation	-	27,662	15,669	114,893

Total comprehensive (loss) income	(269,933)	(120,576)	(575,160)	4,150

THREE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2008.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $126,510 service income as operating revenue for the three-month period ended June 30, 2009, as compared to approximately $235,469 for the three-month period ended June 30, 2008, a decrease of 46.27%. Approximately 80% was generated from the Nanhai project and schools smartcard system for the period ended June 30, 2009, as compared to 70% for the period ended June 30, 2008. The decrease was due to the suspension of service for change of mode of business. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from this quarter, the subcontractor collects service fees from the students and pays the Company for its entitlement. At present, there are approximately 20,000 students in Nanhai city who are using our services. We anticipate that more operating revenues would be generated as we expand our services to students in other cities including Shenzhen, Chaozhou, Maoming and Qingyuan within Guangdong province.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the three-month period ended June 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the subcontractor, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges decreased 68.12% to approximately $33,782 for the period ended June 30, 2009, as compared to approximately $105,960 for the period ended June 30, 2008.

A significant portion of these charges, approximately 97.93% and 81.80% for the periods ended June 30, 2009 and 2008, respectively, was related to the Nanhai project and schools smartcard system. The decrease was a result of the decrease in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the period ended June 30, 2009 approximated $86,009 as compared to $55,883 for the period end June 30, 2008, an increase of 53.91%. Currently, the Company employs 3 card equipment and software development staff members, 4 industrial service integration and management personnel, 15 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the period ended June 30, 2009 amounted to $3,522, as compared to $2,875 for the period ended June 30, 2008, an increase of 22.5%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the period ended June 30, 2009 approximated $51,358, as compared to $47,841 for the period ended June 30, 2008, an increase of 7.35%.  These amortization charges were resulted from the operating rights of the Nanhai project, in addition to computer software relating to the Nanhai project. As of June 30, 2009, the carrying value of the operating right of the Nanhai project was approximately $1,110,142 and the carrying value of the intangible asset of the computer software was approximately $285,814.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the period ended June 30, 2009 were $207,209, as compared to $187,900 for the period ended June 30, 2008, an increase of 10.28%. The increase in other general and administrative expenses was mainly due to expenses incurred to expand our services to other cities within Guangdong Province.

INTEREST INCOME

Interest income for the period ended June 30, 2009 was $782, as compared to $Nil for the period ended June 30, 2008. This income was the interest earned on cash in bank deposit.

AMORIZATION OF LOANS FROM A RELATED PARTY

Amorization of loans from a related party for the period ended June 30, 2009 was $4,155, as compared to $13,119 for the period ended June 30, 2008, a decrease of 68.33%. The decrease was mainly attributable to the decrease in the carrying amount of the loans as a result of partial settlements made during the year ended December 31, 2008 and the rearrangement of loans from a related party on April 30, 2009
INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the Company's PRC established subsidiaries incurred a loss for the period ended June 30, 2009, no provision for EIT has been made.

NET LOSS

The Company incurred a net loss of $269,933 for the period ended June 30, 2009, as compared to a net loss of $148,238 for the same period in 2008, an increase of 82.09%. The increase in net loss was primarily due to decrease in service income and additional staff costs and expenses as explained above.

DISCONTINUED OPERATIONS OF THE JINCHENG PROJECT

The proposed disposal of JinCheng and the relevant discontinued operations and assets and liabilities held for sales which are separately disclosed in the notes to our financial statements.

SIX-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2008.

OPERATING REVENUE

The Company generated a total of approximately $226,784 service income as operating revenue for the six-month period ended June 30, 2009, as compared to approximately $348,720 for the six-month period ended June 30, 2008, a decrease of 34.97%. Approximately 70% was generated from the Nanhai project and schools smartcard system for the six-month period ended June 30, 2009, as compared to70% for the same period ended June 30, 2008. The decrease was due to the suspension of service for change of mode of business. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers.  Commencing from this quarter, the subcontractor collects service fees from the students and pays the Company for its entitlement. At present, there are approximately 20,000 students in Nanhai city who are using our services. We anticipate that more operating revenues would be generated as we expand our services to students in other cities including Shenzhen, Chaozhou, Maoming and Qingyuan within Guangdong province.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the six-month period ended June 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the subcontractor, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges decreased 44.97% to approximately $83,783 for the six-month period ended June 30, 2009, as compared to approximately $152,236 for the six-month period ended June 30, 2008.

A significant portion of these charges, approximately 95.98% and 83.93% for the period ended June 30, 2009 and 2008, respectively, was related to the Nanhai project and schools smartcard system. The decrease was a result of the decrease in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the six-month period ended June 30, 2009 approximated $152,378 as compared to $123,579 for the six-month period end June 30, 2008, an increase of 23.3%. Currently, the Company employs 3 card equipment and software development staff members, 4 industrial service integration and management personnel, 15 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the six-month period ended June 30, 2009 amounted to $7,020, as compared to $5,711 for the six-month period ended June 30, 2008, an increase of 22.92%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the six-month period ended June 30, 2009 approximated $102,717, as compared to $95,682 for the six-month period ended June 30, 2008, an increase of 7.35%.  These amortization charges were resulted from the operating rights of the Nanhai project, in addition to computer software relating to the Nanhai project. As of June 30, 2009, the carrying value of the operating right of the Nanhai project was approximately $1,110,142 and the carrying value of the intangible asset of the computer software was approximately $285,814.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the six-month period ended June 30, 2009 were $441,293, as compared to $298,348 for the six-month period ended June 30, 2008, an increase of 47.91%. The significant increase in other general and administrative expenses was mainly due to additional consulting and professional fees that we paid for in connection with our filing obligations as a reporting company which have negatively impacted our ability to attain profitable operations and expenses incurred to expand our services to other cities within Guangdong Province.

INTEREST INCOME

Interest income for the six-month period ended June 30, 2009 was $1,876, as compared to $766 for the six-month period ended June 30, 2008, an increase of 144.91%. This income was the interest earned on cash in bank deposits. The increase in interest income was because interests received from the bank for two depoists after their expiration dates.

AMORIZATION OF LOANS FROM A RELATED PARTY

Amorization of loans from a related party for the six-month period ended June 30, 2009 was $16,469, as compared to $45,332 for the six-month period ended June 30, 2008, a decrease of 63.67%. The decrease was mainly attributable to the decrease in the carrying amount of the loans as a result of partial settlements made during the year ended December 31, 2008 and the rearrangement of loans from a related party on April 30, 2009.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the Company's PRC established subsidiaries incurred a loss for the period ended June 30, 2009, no provision for EIT has been made.

NET LOSS

The Company incurred a net loss of $590,829 for the six-month period ended June 30, 2009, as compared to a net loss of $110,743 for the same six-month period in 2008. The increase in net loss was primarily due to decrease in service income, additional staff costs and expenses as explained above and additional consulting and professional fees that were incurred in connection with our filing obligations as a reporting company, which have negatively impacted our ability to attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, cash and cash equivalents totaled $39,337.  This cash position was the result of a combination of net cash used in financing activities in the amount of $33,741, net cash used in operating activities in the amount of $142,241, and net cash used in investing activities of $33,340. The cash used in financing activities was primarily due to the repayment to a related party and interest payment. The net cash used in operating activities was mainly due to the loss incurred during the period. The net cash used in investing activities was the cash used in the purchase of intangible assets..

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first six months of 2009, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended June 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

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

August 14, 2009	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

August 14, 2009	Smartpay Express, Inc.
	By:	/s/ Zheng Wang
Zheng Wang
Interim Chief Financial Officer