Form 10-Q
period 2009-09-30
SMARTPAY EXPRESS, INC.
filed 2009-11-20
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) Yes   ☐No ☑

Commission File Number: 0-26573

SMARTPAY EXPRESS, INC  .
(Exact name of Registrant as specified in its charter)

Nevada	20-1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5th Floor, Chigo Sales Center
Fenggang Road, Lishui Town, Nanhai
Guangdong Province, The People's Republic of China
(Address of principal executive offices)

(011) (852) 6873-0043
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  (1)   Yes    ☑No   ☐(2)    Yes    ☑No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer   ☐  Accelerated Filer    ☐    Non-accelerated Filer    ☐    Smaller Reporting Company    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☐    No  ☑

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of September 30, 2009.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended September 30, 2009

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Note	US$	US$	US$	US$
Continuing operations

Operating revenues
Service income		441,907	77,157	668,691	425,877
Sale of mobile phones		-	-	929,785	-

Operating expenses
Subcontracting and other charges		(92,310)	(20,932)	(176,093)	(173,168)
Purchase of mobile phones		-	-	(891,180)	-
Staff costs		(19,554)	(69,170)	(171,932)	(192,749)
Depreciation of property, plant and equipment		(3,530)	(2,954)	(10,550)	(8,665)
Amortization of intangible assets		(51,359)	(47,841)	(154,076)	(143,523)
Other general and administrative expenses		(89,831)	(175,885)	(531,124)	(474,233)

Profit (Loss) from operations		185,323	(239,625)	(336,479)	(566,461)

Non-operating income (expenses)
Interest income		-	1,314	1,876	2,080
Subsidy income		-	-	-	27,671
Other income		-	533	-	918
Gain on disposal of partial interest in a subsidiary		-	-	-	259,837
Gain on disposal of interest in a subsidiary		-	658	-	658
Amortization of loans from a related party		-	(13,282)	(16,469)	(58,614)
Loss on partial settlement of loans from a related party		-	(5,854)	-	(30,571)
Interest expenses	5(b)(iv)	(23,065)	-	(39,805)	-
Compensation payment	5(b)(iv)	-	-	(18,118)	-
Loss on early termination of loans from a related party	5(b)(iv)	-	-	(25,974)	-

Income (Loss) before income tax		162,258	(256,256)	(434,969)	(364,482)

Income tax	3	-	-	-	-

Income (Loss) from continuing operations		162,258	(256,256)	(434,969)	(364,482)

Discontinued operations
Loss from discontinued operations	4(a)	(7,485)	(12,801)	(53,571)	(73,685)

Net income (loss) including noncontrolling interests		154,773	(269,057)	(488,540)	(438,167)

Less: net loss from continuing operations attributable to noncontrolling interests		5,522	17,187	35,424	45,721
Less: net loss from discontinued operations attributable to noncontrolling interests		3,668	6,273	26,250	36,106

Net income (loss) attributable to SPYE common stockholders		163,963	(245,597)	(426,866)	(356,340)

Other comprehensive income
- Foreign currency translation		-	(19,562)	15,669	95,331

Total comprehensive income (loss)		163,963	(265,159)	(411,197)	(261,009)

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
Basic earnings (loss) per share
Earnings (Loss) per share from continuing operations	12.98 cents	(22.03) cents	(30.92) cents	(30.69) cents
Loss per share from discontinued operations	(0.30) cents	(0.60) cents	(2.11) cents	(3.62) cents

	12.68 cents	(22.63) cents	(33.03) cents	(34.31) cents

Weighted average number of shares of common stock outstanding (Note)	1,292,166	1,085,079	1,292,166	1,038,713

Note :
On October 16, 2008, the sole director and the holders of a majority of the common shares of SmartPay approved a one-for-fifty reverse stock split of common stock of SmartPay. The weighted average number of shares of common stock outstanding for the three-month and nine-month periods ended September 30, 2008 have been adjusted retrospectively for the effect of the reverse stock split for the purpose of calculation of earnings (loss) per share.

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		September 30, 2009	December 31, 2008
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		146,351	27,261
Trade receivable from a related party	5(b)(i)	5,821	24,148
Prepayments and deposits		157,477	230,106
Other debtors		107,821	293,216
Amounts due from related parties	5(b)(ii)	29,412	94,204
Income tax recoverable		-	3,774
Inventories		54,596	33,207
Cash and cash equivalents		53,876	245,685
Bank deposits, collateralized	6	120,939	130,435
Assets held for sale	4(b)	369,306	-

Total current assets		1,045,599	1,082,036

Property, plant and equipment, net		55,656	87,732
Intangible assets, net		1,374,009	1,729,450
Interest in an associate		-	18,751

Total assets		2,475,264	2,917,969

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		117,974	40,718
Accrued charges and other payables		463,180	525,502
Amounts due to related parties	5(b)(iii)	19,458	19,177
Temporary receipts		15,146	94,345
Loans from a related party	5(b)(iv)	-	655,274
Short-term bank loan	6	125,000	123,188
Interest payable to a related party	5(b)(v)	35,368	-
Current liabilities held for sale	4(b)	656	-

Total current liabilities		776,782	1,458,204

Long-term loans from a related party	5(b)(iv)	707,353	-

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of September 30, 2009 and December 31, 2008
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of September 30, 2009 and December 31, 2008		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,324,550)	(897,684)
Accumulated other comprehensive income		74,053	58,384

Total SPYE stockholders’ equity		760,568	1,171,765
Noncontrolling interests		230,561	288,000

Total stockholders’ equity		991,129	1,459,765

Total liabilities and stockholders' equity		2,475,264	2,917,969

  The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
	US$	US$

Cash flows from operating activities:
Net loss including noncontrolling interests	(488,540)	(438,167)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	11,353	9,397
Amortization of intangible assets	162,082	165,897
Interest income	(1,901)	(2,080)
Interest expense	39,805	-
Compensation payment	18,118	-
Gain on disposal of partial interest in a subsidiary	-	(259,837)
Gain on disposal of interest in a subsidiary	-	(658)
Amortization of loans from a related party	16,469	58,614
Loss on partial settlement of loans from a related party	-	30,571
Loss on early termination of loans from a related party	25,974	-
Share of result of an associate	18,767	8,511
Exchange difference	1,761	10,479
Changes in working capital:
Trade receivables	(100,008)	(106,266)
Prepayments and deposits	65,229	240,776
Other debtors	186,050	(229,196)
Inventories	(21,620)	(45,764)
Trade payables	76,657	7,308
Accrued charges and other payables	(70,611)	(163,619)
Temporary receipts	(79,371)	(36,333)
Income tax recoverable/payable	3,829	424

Net cash used in operating activities	(135,957)	(749,943)

Cash flows from investing activities:
Interest income	1,901	2,080
Payments for purchase of property, plant and equipment	(5,830)	(9,268)
Payments for purchase of intangible assets	(29,411)	-
Net advances to related parties	-	(32,316)
Prepayment for a long-term investment	-	(50,725)
Proceeds on disposal of a subsidiary	-	157,479
Decrease (Increase) in bank deposits, collateralized	11,414	(130,435)

Net cash used in investing activities	(21,926)	(63,185)

Cash flows from financing activities:
Repayments to related parties	(14,791)	(44,787)
Interest paid	(4,437)	-
Compensation payment	(18,118)	-
Settlement of loans from a related party	-	(326,714)
Repayment of short-term bank loan	(125,000)	-
New short-term bank loan raised	125,000	123,188

Net cash used in financing activities	(37,346)	(248,313)

Net decrease in cash and cash equivalents	(195,229)	(1,061,441)

Cash and cash equivalents at beginning of period	245,685	1,373,085

Effect on exchange rate changes	3,576	78,720

Cash and cash equivalents at end of period, represented by cash and bank balances	54,032	390,364

Cash and cash equivalents
Held for continuing operations	53,876	390,364
Held for sale	156	-

	54,032	390,364

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

The accompanying financial statements present the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng (the “Disposal”) at a consideration of approximately US$370,000 (see note 4). Up to the date of this report, the Disposal has not been completed.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the nine-month period ended September 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a business partner for provision of smart card services to schools, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the business partner, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

Adoption of Recently Issued Accounting Pronouncements

Effective 1 July 2009, the Company adopted FASB Accounting Standards Codification (“ASC”) Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the unaudited condensed consolidated financial statements and accounting policies.

Effective January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations” (formerly SFAS No. 141) which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interests in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (formerly SFAS No. 141). ASC Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements” (formerly SFAS No. 160). ASC Topic 810 establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. ASC Topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. ASC Topic 810 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement does not have a material effect on the Company's financial statements.

Effective January 1, 2009, the Company adopted ASC Topic 815, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (formerly SFAS No. 161). ASC Topic 815 seeks qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. ASC Topic 815 also seeks enhanced disclosure around derivative instruments in financial statements, accounted for under ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly SFAS No. 133), and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of this Statement does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted (i) ASC Topic 320, “Recognition of Presentation of Other-Than-Temporary Impairments” (formerly FASB Staff Positions (“FSP”) FAS No. 115-2 and FAS No. 124-2), (ii) ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1), and (iii) ASC Topic 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS No. 157-4).

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

Adoption of Recently Issued Accounting Standards (Continued)

ASC Topic 320 amends the other-than-temporary impairment guidance in the GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC Topic 820 provides additional guidance for estimating fair value in accordance with ASC Topic 820, “Fair Value Measurements” (formerly SFAS No. 157). The adoption of these Statements does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this Statement does not have a material effect on the Company's financial statements.

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

In August 2009, the FASB issued ASC Topic 820, “Measuring Liabilities at Fair Value”, with respect to the fair value measurement of liabilities. ASC Topic 820 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) the quoted price of the identical liability when traded as an asset, (2) the quoted prices for similar liabilities or similar liabilities when traded as assets, and (3) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.

SFAS 166 and SFAS 167 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

3.       TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC either incurred losses for taxation purpose during the three-month and nine-month periods ended September 30, 2009 and 2008 or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

4.       DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As mentioned in note 1 to the financial statements, the Company entered into an agreement with a third party individual on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng at a consideration of approximately US$370,000. The Disposal is expected to be completed within one year. The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144). Accordingly, the results of operations of these businesses have been reclassified for all periods presented.

(a)      Discontinued operations

The results of the discontinued operations for the three-month and nine-month periods ended September 30, 2009 and 2008 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income	-	30,395	29	39,042

Staff costs	-	(22,774)	(21,254)	(54,808)
Depreciation of property, plant and equipment	(268)	(169)	(803)	(732)
Amortisation of intangible assets	-	(7,458)	(8,006)	(22,374)
Other general and administrative expenses	(1,915)	(7,476)	(4,795)	(26,302)
Interest income and other income	-	-	25	-
Share of results of an associate	(5,302)	(5,319)	(18,767)	(8,511)

Loss before taxation	(7,485)	(12,801)	(53,571)	(73,685)
Taxation	-	-	-	-

Loss from discontinued operations, net of tax	(7,485)	(12,801)	(53,571)	(73,685)

(b)           Assets and liabilities held for sale

The Company has also reclassified the major classes of assets and liabilities of JinCheng as held for sale in the Condensed Consolidated Balance Sheet in accordance with ASC Topic 360 as follows:

As of September 30, 2009
US$
(Unaudited)

Current assets
Prepayments and deposits	7,585
Other debtors	3,657
Amount due from an associate	80,882
Inventories	720
Cash and cash equivalents	156

Total current assets held for sale	93,000

Non-current assets
Property, plant and equipment, net	27,843
Intangible assets, net	248,203
Interest in an associate	260

Total non-current assets held for sale	276,306

Total assets held for sale	369,306

Current liabilities
Accrued charges and other payables	656

Total current liabilities held for sale	656

Total liabilities held for sale	656

Net assets held for sale	368,650
Less: Noncontrolling interests	(180,639)

188,011

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

5.       RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited ("Chigo") *	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Foshan JinCheng Technology Company Limited *	Minority shareholder of JinCheng
	Foshan Shancheng JiaXun Technology Services Centre *	Minority shareholder of JiaXun
	Foshan KaiEr Information Technology Company Limited ("KaiEr") *	An associate of JinCheng

*  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

     (i)        Trade receivable from a related party

	As of
	September 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	5,821	24,148

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	September 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Tang Jin Cheng	14,706	14,493
KaiEr	14,706	79,711

	29,412	94,204

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2009 to September 30, 2009

5.       RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

As of September 30, 2009 and December 31, 2008, the amounts due are unsecured, interest-free and have no fixed repayment term except for the amount due from Tang Jin Cheng which is interest-bearing at US$99 per month and repayable on October 31, 2009.

     (iii)      Amounts due to related parties
	As of
	September 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Chigo	3,706	3,653
Li Xing Hao	15,752	15,524

	19,458	19,177

The amounts due are unsecured, interest-free and have no fixed repayment term.

     (iv)      Loans from a related party

	As of
	September 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

At beginning of period/year	655,274	883,562
Exchange realignment	9,636	51,221
Amortization	16,469	70,188
Loss on early termination	25,974	-
Repayments	-	(349,697)

At balance sheet date	707,353	655,274

The loans from Li Xing Hao as of December 31, 2008 were unsecured, interest-free and repayable in September 2009 (the “Old Loans”).  The Old Loans were stated at fair value at inception, calculated using a discount rate of 7.56% per annum, and are subsequently stated at amortized cost. On April 30, 2009, the Old Loans were early terminated and rearranged to carry a monthly interest of 1% and repayable on April 30, 2011, resulted in a loss of US$25,974.  In addition, a compensation payment of US$18,118 was made to Li Xing Hao for interests during the period of the Old Loans.

(v)        Interest payable to a related party

	As of
	September 30, 2009	December 31, 2008
	US$	US$
	(Unaudited)

Li Xing Hao	35,368	-

     The amount due is unsecured, interest-free and repayable on demand.

(c)	Summary of related party transactions

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income from Chigo	-	35,003	53,762	81,502
Service income from Foshan JinCheng Technology Company Limited	-	31,718	-	40,365
Interest expenses to Li Xing Hao (note 5 (b)(iv))	18,628	-	35,368	-
Compensation payment to Li Xing Hao (note 5 (b)(iv))	-	-	18,118	-

6.       SHORT-TERM BANK LOAN

The bank loan as of December 31, 2008 was collateralized by the Company’s bank deposit of US$130,435, interest-bearing at 6.3% per annum and fully repaid in January 2009. During the nine months ended September 30, 2009, a new bank loan was drawn down, which is collateralized by the Company’s bank deposit of US$120,939, interest-bearing at 5.84% per annum and repayable in January 2010.

7.       SUBSEQUENT EVENTS REVIEW

The Company has evaluated subsequent events up to November 20, 2009 which is the date that these unaudited condensed consolidated financial statements were approved and authorized for issue by the sole director.

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

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. ("Foshan"), SPYE is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People's Republic of China.  We are an operator of All-in-One Municipal Service Cards ("AIOMS Card").  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder's transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China. The Company currently has 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

RESULTS OF OPERATIONS

The following table shows the financial data of the condensed consolidated statements of operations of the Company and its subsidiaries for the three-month and nine-month periods ended September 30, 2009 and 2008.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Note	US$	US$	US$	US$
Continuing operations

Operating revenues
Service income		441,907	77,157	668,691	425,877
Sale of mobile phones		-	-	929,785	-

Operating expenses
Subcontracting and other charges		(92,310)	(20,932)	(176,093)	(173,168)
Purchase of mobile phones		-	-	(891,180)	-
Staff costs		(19,554)	(69,170)	(171,932)	(192,749)
Depreciation of property, plant and equipment		(3,530)	(2,954)	(10,550)	(8,665)
Amortization of intangible assets		(51,359)	(47,841)	(154,076)	(143,523)
Other general and administrative expenses		(89,831)	(175,885)	(531,124)	(474,233)

Profit (Loss) from operations		185,323	(239,625)	(336,479)	(566,461)

Non-operating income (expenses)
Interest income		-	1,314	1,876	2,080
Subsidy income		-	-	-	27,671
Other income		-	533	-	918
Gain on disposal of partial interest in a subsidiary		-	-	-	259,837
Gain on disposal of interest in a subsidiary		-	658	-	658
Amortization of loans from a related party		-	(13,282)	(16,469)	(58,614)
Loss on partial settlement of loans from a related party		-	(5,854)	-	(30,571)
Interest expenses	5(b)(iv)	(23,065)	-	(39,805)	-
Compensation payment	5(b)(iv)	-	-	(18,118)	-
Loss on early termination of loans from a related party	5(b)(iv)	-	-	(25,974)	-

Income (Loss) before income tax		162,258	(256,256)	(434,969)	(364,482)

Income tax	3	-	-	-	-

Income (Loss) from continuing operations		162,258	(256,256)	(434,969)	(364,482)

Discontinued operations
Loss from discontinued operations	4(a)	(7,485)	(12,801)	(53,571)	(73,685)

Net income (loss) including noncontrolling interests		154,773	(269,057)	(488,540)	(438,167)

Less: net loss from continuing operations attributable to noncontrolling interests		5,522	17,187	35,424	45,721
Less: net loss from discontinued operations attributable to noncontrolling interests		3,668	6,273	26,250	36,106

Net income (loss) attributable to SPYE common stockholders		163,963	(245,597)	(426,866)	(356,340)

Other comprehensive income
- Foreign currency translation		-	(19,562)	15,669	95,331

Total comprehensive income (loss)		163,963	(265,159)	(411,197)	(261,009)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of approximately $441,907 service income as operating revenues for the three-month period ended September 30, 2009, as compared to approximately $77,157 for the three-month period ended September 30, 2008, an increase of 472.74%. Approximately 37% was generated from the Nanhai project and schools smartcard system for the period ended September 30, 2009, as compared to 21% for the period ended September 30, 2008. The increase was due to the change of business model. In the past, the Company collected proceeds from students directly and paid subcontracting and charges to other service providers. Commencing from last quarter, the telecom service provider collects service fees from the students and pays the Company for its entitlement. At present, there are approximately 21,000 students in Nanhai city and approximately 14,500 students in other cities (5,000 in Maoming, 4,000 in Shangwei, 3,500 in Qingyuan and 2,000 in Shunde) who are using our services. We anticipate that more operating revenues would be generated as we expand our services to more students in these cities and other cities within Guangdong province.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges increased 341.00% to approximately $92,310 for the period ended September 30, 2009, as compared to approximately $20,932 for the period ended September 30, 2008.

A significant portion of these charges, approximately 80.01% and 36.24% for the periods ended September 30, 2009 and 2008, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the period ended September 30, 2009 approximated $19,554 as compared to $69,170 for the period ended September 30, 2008, a decrease of 71.73% because the reduction of our headcounts and the termination of customer hotline services that we used to provide for Guangdong Chigo Air Conditioning Company Limited. Currently, the Company employs 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the period ended September 30, 2009 amounted to $3,530, as compared to $2,954 for the period ended September 30, 2008, an increase of 19.50%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the period ended September 30, 2009 approximated $51,359, as compared to $47,841 for the period ended September 30, 2008, an increase of 7.35%.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. As of September 30, 2009, the carrying value of the operating right of the Nanhai project was approximately $1,068,338 and the carrying value of the intangible asset of the computer software was approximately $276,260.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the period ended September 30, 2009 were $89,831, as compared to $175,885 for the period ended September 30, 2008, a decrease of 48.93%. The decrease in other general and administrative expenses was mainly due to less consulting and professional fees paid for in connection with our filing obligations as a reporting company after their contracts expired.

INTEREST INCOME

There would be no interest income for the period ended September 30, 2009, but it had $1,314 for the period ended September 30, 2008. The decrease in interest income was due to less interests received from the bank for two deposits after their expiration dates.

AMORTIZATION OF LOANS FROM A RELATED PARTY

Amortization of loans from a related party for the period ended September 30, 2009 was $Nil, as compared to $13,282 for the period ended September 30, 2008. The decrease was mainly attributable to the decrease in the carrying amount of the loans as a result of partial settlements made during the year ended December 31, 2008 and the rearrangement of loans from a related party on April 30, 2009.

INTEREST EXPENSES

Following the rearrangement of loans from a related party on April 30, 2009, the loans are interest-bearing at 1% per month, resulted in interest expenses of $23,065 during the period ended September 30, 2009 but no such interest was incurred in the corresponding period of last year.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the estimated assessable profits of the Company's PRC established subsidiaries were wholly absorbed by unrelieved tax losses brought forward from previous periods for the period ended September 30, 2009, no provision for EIT has been made.

NET INCOME

The Company incurred a net income of $163,963 for the period ended September 30, 2009, as compared to a net loss of $245,597 for the same period in 2008, an increase of 166.76%. The increase in net income was primarily due to increase in service income and decrease in other general and administrative expenses and staff costs.

DISCONTINUED OPERATIONS OF THE JINCHENG PROJECT

The proposed disposal of JinCheng and the relevant discontinued operations and assets and liabilities held for sales which are separately disclosed in the notes to our financial statements.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008.

OPERATING REVENUE

The Company generated a total of approximately $668,691 service income as operating revenue for the nine-month period ended September 30, 2009, as compared to approximately $425,877 for the nine-month period ended September 30, 2008, an increase of 57.02%. Approximately 49% was generated from the Nanhai project and schools smartcard system for the nine-month period ended September 30, 2009, as compared to 64% for the same period ended September 30, 2008. The increase was due to the change of business model. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers.  Commencing from last quarter, the telecom service provider collects service fees from the students and pays the Company for its entitlement. At present, there are approximately 21,000 students in Nanhai city and approximately 14,500 students in other cities (5,000 in Maoming, 4,000 in Shangwei, 3,500 in Qingyuan and 2,000 in Shunde) who are using our services. We anticipate that more operating revenues would be generated as we expand our services to students in these cities and other cities within Guangdong province.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the nine-month period ended September 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a business partner for provision of smart card services to schools, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the business partner, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

SUBCONTRACTING AND OTHER CHARGES

Subcontracting and other charges increased 1.69% to approximately $176,093 for the nine-month period ended September 30, 2009, as compared to approximately $173,168 for the nine-month period ended September 30, 2008.

A significant portion of these charges, approximately 94.59% and 83.59% for the period ended September 30, 2009 and 2008, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the nine-month period ended September 30, 2009 approximated $171,932 as compared to $192,749 for the nine-month period ended September 30, 2008, a decrease of 10.80%. Currently, the Company employs 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the nine-month period ended September 30, 2009 amounted to $10,550, as compared to $8,665 for the nine-month period ended September 30, 2008, an increase of 21.75%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the nine-month period ended September 30, 2009 approximated $154,076, as compared to $143,523 for the nine-month period ended September 30, 2008, an increase of 7.35%.  These amortization charges were resulted from the operating rights of the Nanhai project and the software relating to the Nanhai project. As of September 30, 2009, the carrying value of the operating right of the Nanhai project was approximately $1,068,338 and the carrying value of the intangible asset of the computer software was approximately $276,260.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the nine-month period ended September 30, 2009 were $531,124, as compared to $474,233 for the nine-month period ended September 30, 2008, an increase of 12.00%. The significant increase in other general and administrative expenses was mainly due to the platform expansion fee incurred for services in other cities within Guangdong province for the new schools smartcard system.

INTEREST INCOME

Interest income for the nine-month period ended September 30, 2009 was $1,876, as compared to $2,080 for the nine-month period ended September 30, 2008, a decrease of 9.81%. This income was the interest earned on cash in bank deposits. The decrease in interest income was because less interests received from the bank as a result of decreased bank balances.

AMORTIZATION OF LOANS FROM A RELATED PARTY

Amortization of loans from a related party for the nine-month period ended September 30, 2009 was $16,469, as compared to $58,614 for the nine-month period ended September 30, 2008, a decrease of 71.90%. The decrease was mainly attributable to the decrease in the carrying amount of the loans as a result of partial settlements made during the year ended December 31, 2008 and the rearrangement of loans from a related party on April 30, 2009.

INTEREST EXPENSES

Following the rearrange of loans from a related party on April 30, 2009, the loans are interest-bearing at 1% per month, resulted in interest expenses of $23,065 during the period ended September 30, 2009 but no such interest was incurred in the corresponding period of last year.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the Company's PRC established subsidiaries incurred a loss for the period ended September 30, 2009, no provision for EIT has been made.

NET LOSS

The Company incurred a net loss of $426,866 for the nine-month period ended September 30, 2009, as compared to a net loss of $356,340 for the same nine-month period in 2008, an increase of 19.79%. The increase in net loss was primarily due to increase in consulting and professional fees that were incurred in connection with our filing obligations as a reporting company, which have negatively impacted our ability to attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, cash and cash equivalents totaled $54,032.  This cash position was the result of a combination of net cash used in financing activities in the amount of $37,346, net cash used in operating activities in the amount of $135,957, and net cash used in investing activities of $21,926. The cash used in financing activities was primarily due to the repayment to a related party and payment for compensation. The net cash used in operating activities was mainly due to the loss incurred during the period. The net cash used in investing activities was mainly represented by the cash used in the purchase of intangible assets.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first nine months of 2009, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended September 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2009.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Effective September 1, 2009, Mr. Zheng Wang resigned as the interim Chief Financial Officer of the Company. Mr. Wang resigned as an officer of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures.

Effective September 4, 2009, Mr. Chunlin Zhang was appointed as Vice President and Chief Financial Officer of the Company.

Mr. Chunlin Zhang, age 38, had been the assistant to the general manager of Foshan Zhong Ge Wei Electrical Co. Ltd from May 2004 to August 2009. He was the officer manager in Nanhai Chigo Electrical Research Center from July 1998 to April 2003. Mr. Zhang graduated from Wuhan University with an associate degree in Financial Accounting.

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

November 20, 2009	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

November 20, 2009	Smartpay Express, Inc.
	By:	/s/ Chunlin Zhang
Chunlin Zhang
Vice President and Chief Financial Officer