Form 10-K
period 2009-12-31
SMARTPAY EXPRESS, INC.
filed 2010-04-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

011-86-757-88781771
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

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether   the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Issuer's revenues for its most recent fiscal year were $1,996,943

As of June 30, 2009, which was the last business day of the registrant most recent second fiscal quarter, the aggregate market value of the registrant Common Stock held by non-affiliates of the registrant was $73,537.35 based on the closing sale price of $0.15 per share on that date.

As of April 15, 2010, there were outstanding 1,292,166 shares of the issuer's common stock, par value $.001.

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

In October 2007, Foshan Information Technology Company Limited ("Foshan Company") and third parties established two subsidiaries, Foshan JiaXun Information Technology Company Limited (“JiaXun”) and Foshan JinCheng Information Technology Company Limited ("JinCheng"), in the PRC with registered capital of RMB3,000,000 (US$410,959) and RMB4,000,000 (US$547,945), respectively.  Foshan Company owns 51% of the registered capital of each of JiaXun and JinCheng.  The principal activity of JiaXun is the provision of information system and network services while JinCheng owns an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan, the PRC.

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

In March 2009, Foshan Company entered into an agreement to dispose of its entire 51% equity interest in JinCheng at a consideration of US$365,217. In December 2009, Foshan Company has agreed with the Purchaser to terminate the disposal as the Purchaser was unable to settle consideration as scheduled.

Subsequent to December 31, 2009, Foshan entered into an agreement to acquire an additional 35% equity interest in Foshan Company at a consideration of US$294,118 (the “Acquisition”). As a result of the Acquisition, SPYE holds a 90% equity interest in Foshan Company through Foshan.

The following organizational chart shows the relationship of these entities and their owners as of December 31, 2009:

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

Foshan has opened branches in the city of Foshan in Guangdong Province, and has signed a contract to open branches in other major cities in China. It currently has 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

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

How Much Foshan Sells

Our net sales to unaffiliated customers for the period from January 1, 2009 to December 31, 2009 were approximately $1,686,962. All operating revenues were generated from providing our smart card system and other services to various third parties.

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

3)    Industry leaders
With the expansion of the “all-in-one education card” in the municipal service card sector, many industry leaders are incorporating the service into their core business through cooperation programs. The service development experienced by Foshan shows that China Mobile, China Telecom and China Unicom have approved “all-in-one education card" operators as the key content providers for their SMS services.  In the meantime, mainstream operators in both the telecom and the cable broadband industries have accepted the “all-in-one education card” as their key content provider partners. Industrial and Commercial Bank of China and Bank of China view the smart student card operators in the “all-in-one education card” sector as their core industrial partners. After the implementation of pilot projects in initial stages, these industrial leaders have found their own vulnerabilities in terms of industrial experience and resource restrictions, and are turning towards cooperation with industrial chains. They therefore pose little competitive threat.

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

•
Chigo Group (based in Guangdong Province): a well-known brand in the home electrical appliance industry, with a well-established after-sales service network across China and other countries; the core partner of Foshan; and

•	China Mobile: our quality service provider

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

Sales and Marketing

Foshan has a current sales and marketing force of 13 personnel, who report to Foshan’s headquarters in Nanhai District, Foshan City and are assigned to our consumers’ offices from time to time for after-sales support. Foshan’s marketing strategy is to explore applications for specific regions and industries as follows:

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

Customers

From January 1, 2009 to December 31, 2009, the Company achieved revenues of $1,996,943. During the same time period, the Company’s top five customers - ranked by the sales amount sold to each customer - contributed $1,599,095 in revenues. The following table depicts the top five customers for the period from January 1, 2009 through December 31, 2009.

Name of Customer	Sales	% of Total Sales
Shenzhen Tesitai Import/Export Co. Ltd.	$794,688	39.8%
China Mobile Maoming City Branch	$335,197	16.8%
Huizhou Tintong Smart Device Co. Ltd.	$251,072	12.6%
China Mobile Qingyuan City Branch	$164,376	8.2%
Guangzhou Chigo Air Conditioning Co. Ltd.	$53,762	2.7%
TOTALS	$1,599,095	80.1%

Regulation

The Company is subject to regulation by both the PRC central government and by local government agencies.  Since its inception, the Company has been in compliance with applicable regulations.

All all-in-one municipal smart card operators are required to have operating licenses for the right to operate in designated cities in the People’s Republic of China.

Employees

Foshan currently has 22 full time employees.

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

		High	Low

2009	First Quarter	1.00	0.15
	Second Quarter	0.15	0.15
	Third Quarter	0.15	0.15
	Fourth Quarter	0.15	0.15

2008	First Quarter	0.75	0.17
	Second Quarter	0.17	0.10
	Third Quarter	0.15	0.04
	Fourth Quarter(1)	5.50	1.00

(1)  The high and low prices for this quarter reflect the Company’s 1-for-50 reverse stock split that became effective on November 21, 2008.

The transfer agent for our common stock is Guardian Registrar & Transfer, Inc., 7951 Southwest 6 th Street, Suite 216, Plantation, FL 33324, Attn: Elson Soto, Jr. Tel: (954) 915-0105.

As of December 31, 2009, there were 146 holders of record of 1,292,166 outstanding shares of common stock of the Company.

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

Equity Compensation Plans

As of December 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we did not sell any unregistered securities.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2009.

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

RESULTS OF OPERATIONS

The following table shows selected financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2009 and 2008.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

(In US$ thousands except per share data)	Year Ended	% of	Year Ended	% of
	Dec 31, 2009	Revenue	Dec 31, 2008	Revenue
Operating revenues
Service Income	1,202	60.2	593	100.0
Sale of mobile phones	795	39.8	-	-

Operating expenses
Subcontracting and other service costs	(546)	(27.3)	(342)	(57.7)
Purchase of mobile phones	(756)	(37.9)	-	-
Staff costs	(206)	(10.3)	(336)	(56.7)
Depreciation expenses	(24)	(1.2)	(15)	(2.5)
Amortization of intangible assets	(237)	(11.9)	(221)	(37.3)
Other general and administrative expenses	(1,053)	(52.7)	(836)	(141.0)
Total Operating expenses	(2,822)	(141.3)	(1,750)	(295.1)

Loss from operations	(825)	(41.3)	(1,157)	(195.1)

Non-operating income (expenses)
Interest income	3	0.2	3	0.5
Sundry income	-	-	4	0.7
Others	(143)	(7.2)	177	29.8

Loss before income tax and noncontrolling interests	(965)	(48.3)	(973)	(164.1)
Income tax expense	-	-	-	-

Loss before noncontrolling interests	(965)	(48.3)	(973)	(164.1)
Noncontrolling interests	354	17.7	150	25.3
Net loss	(611)	(30.6)	(823)	(138.8)

Loss per share
Basic and diluted	$(0.47)		$(0.75)

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2008.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $1,202,255 service income as operating revenue for the year ended December 31, 2009, as compared to $592,809 for the year ended December 31, 2008, an increase of 103%. Approximately 68% was generated from the Nanhai project and schools smartcard system for the year end December 31, 2009, as compared to 53% for the year ended December 31, 2008. The increase was due to the Company has expanded its services to schools in other cities in the Guangdong province in 2009 and we anticipate that more operating revenues would be generated if we successfully expand our services to students in other cities within Guangdong province. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement.

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC. During the year ended December 31, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$755,548 and US$794,688 respectively. This transaction was introduced by a business partner for provision of smart card services to schools, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the business partner, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 60% to $546,123 for the year ended December 31, 2009, as compared to $341,778 for the year ended December 31, 2008.

The significant portion of these charges, approximately 86% and 66% for the year ended December 31, 2009 and 2008, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the year ended December 31, 2009 amounted to $206,156 as compared to $335,947 for the year end December 31, 2008, a decrease of 39%. The significant decrease in staff costs was due to the reduction of personnel during the year ended December 31, 2009. Currently, the Company has 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the year ended December 31, 2009 amounted to $23,824, as compared to $14,527 for the year ended December 31, 2008, an increase of 64%.  These expenses were related to the depreciation charged on office equipment and computers. Resulting from the acquisition of computers costing $18,915 in late 2008, the depreciation for current year increased accordingly.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for year ended December 31, 2009 amounted to $237,461, as compared to $221,196 for the year ended December 31, 2008, an increase of 7%.  These amortization charges were resulted from the operating rights of the Nanhai project and ShanCheng project, in addition to computer software relating to the Nanhai project.  As of December 31, 2009, the carrying value of the operating rights of the Nanhai project and ShanCheng project was $1,026,534 and $Nil, respectively; and the carrying value of the intangible asset of the computer software was $266,705.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the year end December 31, 2009 were $1,053,284, as compared to $836,371 for the year ended December 31, 2008, an increase of 26%. The increase in other general and administrative expenses was mainly due to the impairment loss of intangible assets of $224,182 and allowance for doubtful accounts on trade receivables, prepayments, other receivables and amounts due from related parties of $258,179, netting off with the decrease in consultancy fees of $166,666, decrease in rental charges of $19,623 and the decrease in write off of prepayment of $82,192 in 2009.

INTEREST INCOME

Interest income for the year end December 31, 2009 was $2,759, as compared to $3,154 for the year ended December 31, 2008, a decrease of 13%. This income was the interest earned on cash in bank deposit.

OTHERS
Others are mainly comprised of interest expenses of $63,631, amortization of loans from a related party of $16,469, share of result of an associate of $19,028, compensation payment of $18,118 and loss on early termination of loans from a related party of $25,974. The change from income of $176,146 for the year ended December 31, 2008 to expense of $143,220 for the year ended December 31, 2009 was mainly due to gain on disposal of partial interest in a subsidiary of $259,837 and subsidy income of $27,671 recognised for the year ended December 31, 2008 but no such income for the year ended December 31, 2009.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2009 and 2008.

Since the Company’s PRC established subsidiaries incurred a loss for the year ended December 31, 2009, no provision for EIT has been made.

NET LOSS

Net loss decreased 26% to $611,101 for the year ended December 31, 2009, as compared to $822,628 for the year ended December 31, 2008. The decrease in net loss was primarily due to increase in service income and decrease in staff costs, offset by impairment loss of intangible assets and allowance for doubtful accounts.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, cash and cash equivalents totaled $378,671.  This cash position was the result of a combination of net cash provided by financing activities in the amount of $95,503, net cash provided by operating activities in the amount of $84,534 and net cash used in investing activities of $50,627. The cash provided by financing activities was primarily due to advances from related parties.  The net cash provided by operating activities was mainly due to cash generated from operations. The net cash used in investing activities was the cash used in the purchase of property, plant and equipment and intangible assets. We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

SUBSEQUENT EVENT

Subsequent to the balance sheet date, Foshan has entered into an agreement to acquire an additional 35% equity interest in Foshan Company at a consideration of $294,118 so that the Company’s effective interest in Foshan Company will be increased to 90% upon completion of the transaction.

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

Valuation of Long-Lived Assets

We review our long-lived assets for impairment, including property, plant and equipment, and identifiable intangibles with finite lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows will be greater than the carrying amount of our assets. Impairment is measured based on the difference between the carrying amount of our assets and their estimated fair value.

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

Recently Issued Accounting Pronouncements

Effective 1 July 2009, the Company adopted ASC Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly SFAS No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the unaudited condensed consolidated financial statements and accounting policies.

(i)	New and amended standards adopted by the Company

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

Effective January 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements” (formerly SFAS No. 160). ASC Topic 810 establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. ASC Topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. ASC Topic 810 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement does not have a material effect on the Company's financial statements.

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

Effective April 1, 2009, the Company adopted (i) ASC Topic 320, "Recognition of Presentation of Other-Than-Temporary Impairments” (formerly FASB Staff Positions (“FSP”) FAS No. 115-2 and FAS No. 124-2), (ii) ASC Topic 825, “Interim Disclosures about Fair Value of Financial Instruments” (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1), and (iii) ASC Topic 820, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (formerly FSP FAS No. 157-4).

ASC Topic 320 amends the other-than-temporary impairment guidance in the US GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC Topic 820 provides additional guidance for estimating fair value in accordance with ASC Topic 820, “Fair Value Measurements” (formerly SFAS No. 157). The adoption of these Statements does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 which amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. The adoption of this Statement does not have a material effect on the Company's financial statements.

(ii)	Standards, amendments and interpretations to existing standards that are not yet effective and have not been early adopted by the Company

In June 2009, the FASB issued the following new accounting standards:

-
ASC Topic 860, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (formerly SFAS No. 166). ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with ASC Topic 810.

-
ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (formerly SFAS No. 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

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

ASC Topic 860 and ASC Topic 810 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

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

SMARTPAY EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director and Stockholders of
SmartPay Express, Inc.

We have audited the accompanying consolidated balance sheets of SmartPay Express, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company had negative working capital as of December 31, 2009 of US$170,947 and incurred a loss of US$965,561 for the year then ended, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: April 15, 2010

SmartPay Express, Inc.

Consolidated Statements of Operations and Other Comprehensive Income

		Year ended December 31, 2009	Year ended December 31, 2008
	Note	US$	US$
Operating revenues
Service income		1,202,255	592,809
Sale of mobile phones		794,688	-

		1,996,943	592,809
Operating expenses
Subcontracting and other service costs		(546,123)	(341,778)
Purchase of mobile phones		(755,548)	-
Staff costs		(206,156)	(335,947)
Depreciation of property, plant and equipment		(23,824)	(14,527)
Amortization of intangible assets		(237,461)	(221,196)
Impairment loss of intangible assets	7(a)(ii)	(224,182)	-
Allowance for doubtful accounts on trade receivables, prepayments, other receivables and amounts due from related parties		(258,179)	-
Other general and administrative expenses		(570,923)	(836,371)

		(2,822,396)	(1,749,819)

Loss from operations		(825,453)	(1,157,010)

Interest income		2,759	3,154
Interest expense		(63,631)	(3,580)
Subsidy income		-	27,671
Other income		353	3,595
Gain on disposal of partial interest in a subsidiary		-	259,837
Gain on disposal of interest in a subsidiary	14	-	658
Amortization of loans from a related party	5(b)(iv)	(16,469)	(70,188)
Loss on partial settlement of loans from a related party	5(b)(iv)	-	(34,112)
Share of result of an associate	8	(19,028)	(2,824)
Compensation payment	5(b)(iv)	(18,118)	-
Loss on early termination of loans from a related party	5(b)(iv)	(25,974)	-

Loss before income tax and noncontrolling interests		(965,561)	(972,799)

Income tax	4	-	-

Net loss including noncontrolling interests		(965,561)	(972,799)

Less: net loss attributable to noncontrolling interests		354,460	150,171

Net loss attributable to SPYE common stockholders		(611,101)	(822,628)

Other comprehensive income
- Foreign currency translation adjustment		15,671	58,384

Total comprehensive loss		(595,430)	(764,244)

Basic and diluted loss per share		(47.29) cents	(74.66) cents

Weighted average number of shares of common stock outstanding (note)		1,292,166	1,101,898

Note:
On October 16, 2008, the sole director and the holders of a majority of the common shares of SmartPay Express, Inc. ("SPYE") approved a one-for-fifty reverse stock split of common stock of SPYE. The weighted average number of shares of common stock outstanding for the year ended December 31, 2008 has been adjusted retrospectively for the effect of the reverse stock split for the purpose of calculation of loss per share.

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.

Consolidated Balance Sheets

		As of December 31,	As of December 31,
		2009	2008
	Note	US$	US$
ASSETS

Current assets
Trade receivables from third parties		194,865	27,261
Trade receivable from a related party	5(b)(i)	5,821	24,148
Prepayments and deposits		125,913	230,106
Other debtors		52,771	293,216
Amounts due from related parties	5(b)(ii)	-	94,204
Income tax recoverable		3,829	3,774
Inventories		40,385	33,207
Cash and cash equivalents		378,671	245,685
Bank deposits, collateralized	11	132,353	130,435

Total current assets		934,608	1,082,036

Property, plant and equipment, net	6	69,759	87,732
Intangible assets, net	7	1,322,651	1,729,450
Interest in an associate	8	-	18,751

Total assets		2,327,018	2,917,969

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		311,058	40,718
Accrued charges and other payables	9	531,981	525,502
Amounts due to related parties	5(b)(iii)	19,458	19,177
Temporary receipts	10	61,470	94,345
Loans from a related party	5(b)(iv)	-	655,274
Short-term bank loan	11	125,000	123,188
Interest payable to a related party	5(b)(v)	56,588	-

Total current liabilities		1,105,555	1,458,204

Long-term loans from a related party	5(b)(iv)	707,353	-

Commitments and contingencies	12

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of December 31, 2009 and 2008 Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of December 31, 2009 and 2008		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve	13	319	319
Accumulated losses		(1,508,785)	(897,684)
Accumulated other comprehensive income		74,055	58,384

Total SPYE stockholders’ equity		576,335	1,171,765
Noncontrolling interests		(62,225)	288,000

Total stockholders’ equity		514,110	1,459,765

Total liabilities and stockholders' equity		2,327,018	2,917,969

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.

Consolidated Statements of Stockholders' Equity

	Common stock	Additional paid in capital	Dedicated reserve	Accumulated losses	Accumulated other comprehensive income	Total SPYE stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	US$	US$	US$	US$	US$	US$	US$	US$

As of December 31, 2007	50,000	-	319	(75,056)	-	(24,737)	472,005	447,268
Issue of shares for consultancy services (Note (i))	1,000	599,000	-	-	-	600,000	-	600,000
Issue of shares for settlement of debt (Note (ii))	13,607	1,347,139	-	-	-	1,360,746	-	1,360,746

	64,607	1,946,139	319	(75,056)	-	1,936,009	472,005	2,408,014
Reverse stock split (Note (iii))	(63,315)	63,315	-	-	-	-	-	-

	1,292	2,009,454	319	(75,056)	-	1,936,009	472,005	2,408,014
Net loss	-	-	-	(822,628)	-	(822,628)	(150,171)	(972,799)
Disposal / Partial disposal of interests in subsidiaries	-	-	-	-	-	-	(61,217)	(61,217)
Foreign currency translation adjustment	-	-	-	-	58,384	58,384	27,383	85,767

As of December 31, 2008	1,292	2,009,454	319	(897,684)	58,384	1,171,765	288,000	1,459,765
Net loss	-	-	-	(611,101)	-	(611,101)	(354,460)	(965,561)
Foreign currency translation adjustment	-	-	-	-	15,671	15,671	4,235	19,906

As of December 31, 2009	1,292	2,009,454	319	(1,508,785)	74,055	576,335	(62,225)	514,110

Note:

(i)
In February 2008, SPYE issued 700,000 and 300,000 shares at US$0.6 per share, being the fair value of the shares at the issue date, to third parties for consulting and professional services provided / to be provided to the Company for the periods from March 1, 2008 to August 31, 2009 and from March 1, 2008 to February 28, 2009 respectively. The excess of the issue price over the par value of the shares issued of US$599,000 has been recorded in additional paid in capital.

(ii)
In September 2008, SPYE issued 13,607,460 shares at US$0.1 per share to settle the amount due to a related party, Benny Lee, of US$1,360,746. The excess of the issue price over the par value of the shares issued of US$1,347,139 has been recorded in additional paid in capital.

(iii)
On October 16, 2008, the sole director and the holders of a majority of the common shares of SPYE approved a one-for-fifty reverse stock split of the common stock of SPYE, which has become effective during the year ended December 31, 2008.  The difference in par value of shares as a result of the reverse stock split of US$63,315 has been credited to additional paid in capital.

The financial statements should be read in conjunction with the accompanying notes.

SmartPay Express, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31, 2009	Year ended December 31, 2008
	US$	US$
Cash flows from operating activities:
Net loss including noncontrolling interests	(965,561)	(972,799)

Adjustments to reconcile net loss including noncontrolling interests to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	23,824	14,527
Amortization of intangible assets	237,461	221,196
Loss on disposal of property, plant and equipment	16,655	-
Gain on disposal of partial interest in a subsidiary	-	(259,837)
Gain on disposal of interest in a subsidiary	-	(658)
Amortization of loans from a related party	16,469	70,188
Loss on partial settlement of loans from a related party	-	34,112
Loss on early termination of loans from a related party	25,974	-
Share of result of an associate	19,028	2,824
Impairment of intangible assets	224,182	-
Exchange difference	1,764	(7,018)
Changes in working capital:
Trade receivables	(148,522)	(64,657)
Inventories	(6,689)	(19,873)
Prepayments and deposits	104,376	549,787
Other debtors	244,757	(275,272)
Trade payables	269,741	28,937
Accrued charges and other payables	(1,250)	(80,464)
Temporary receipts	(34,263)	(32,479)
Income tax recoverable/payable	-	(4,799)
Interest payable to a related party	56,588	-

Net cash provided by (used in) operating activities	84,534	(796,285)

Cash flows from investing activities:
Payments for purchase of property, plant and equipment		(21,216)	(47,936)
Payments for purchase of intangible assets		(29,411)	-
Net (advances to) repayment from related parties		-	(83,535)
Proceeds on disposal of a subsidiary	14	-	157,479
Increase in bank deposits, collateralized		-	(130,435)

Net cash used in investing activities		(50,627)	(104,427)

Cash flows from financing activities:
New short-term bank loan raised		125,000	123,188
Settlement of loans from a related party		-	(383,809)
Advances from (Repayment to) related parties		95,503	(44,787)
Repayment of short-term bank loan		(125,000)	-

Net cash provided by (used in) financing activities		95,503	(305,408)

Net increase (decrease) in cash and cash equivalents		129,410	(1,206,120)

Cash and cash equivalents at beginning of year		245,685	1,373,085

Effect on exchange rate changes		3,576	78,720

Cash and cash equivalents at end of year, represented by cash and bank balances		378,671	245,685

Supplemental disclosure of cash flow information
Interest received	2,759	3,154
Interest paid	(7,043)	(3,580)

Non-cash financing activities
Shares issued for consulting and professional services	-	600,000
Shares issued for settlement of debt	-	1,360,746

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
Notes to Financial Statements

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

SPYE, formerly known as Axiom III, Inc. (“AXIO”), was organized under the laws of the State of Nevada in June 2004. On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the stockholders of Eastern Concept pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major stockholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1. Since then, AXIO entirely ceased its prior business operations.

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

On November 6, 2007, Eastern Concept Consulting entered into a share exchange agreement with, among others, the then stockholders of Guangdong Wanzhi Electron S&T Company Limited* (“Wanzhi”) pursuant to which Eastern Concept Consulting acquired 100% of the registered capital of Wanzhi, a company established in the PRC, at a cash consideration of Rmb10,000,000 (US$1,369,863). Details of Wanzhi are set out below:

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

During the year ended December 31, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$755,548 and US$794,688 respectively. This transaction was introduced by a business partner for provision of smart card services to schools, which is a telecom service provider in the PRC. Although such kind of transactions may continue to occur in the future as a result of the business relationship with the business partner, the Company considers that those transactions are auxiliary to its core business and they would not become the Company’s principal activities.

 2.            BASIS OF PRESENTATION

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

The Company had negative working capital as of December 31, 2009 of US$170,947 and incurred a loss of US$965,561 for the year then ended, which raise substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future or obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

A major stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

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

Fair value of financial instruments
The estimated fair values for financial instruments under FASB Accounting Standards Codification (“ASC”) Topic 825, “Disclosures about Fair Value of Financial Instruments” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 107), are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include cash, trade receivables and trade payables, approximate their carrying values in the financial statements due to short-term maturities of these assets and liabilities.

Earnings (loss) per share
Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential dilutive securities outstanding during the years ended December 31, 2009 and 2008 and therefore, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories
Inventories, mainly smartcards, are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, other costs incurred in bringing the inventories to their present location and condition, is calculated using the first-in, first-out method. Net realizable value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale.

Cash equivalents
Cash equivalents include all highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.

Foreign currency translation
All major subsidiaries of SPYE consider Renminbi as their functional currency as a substantial portion of their business activities is based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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

Comprehensive income
ASC Topic 220, "Reporting Comprehensive Income" (formerly SFAS No. 130), requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

Trade receivables
Trade receivables are recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally granted on a short-term basis, thus trade receivables do not bear interest. Trade receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Changes in the estimated collectability of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. Allowance is recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to US$8K as at December 31, 2009, while there was no allowance for doubtful accounts as of December 31, 2008. The Company generally does not require collateral for trade receivables.

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

Intangible assets
Purchased intangible assets with finite useful lives represent operating rights and related computer software, which are amortized using the straight-line method over their respective estimated economic lives. Intangible assets with indefinite useful lives are measured at cost and tested at least annually for impairment in accordance with ASC Topic 350, Intangible – Goodwill and other.

Impairment of long-lived assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. During the year ended December 31, 2009, there was $357,789 loss on disposal of a plant building.

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

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
Effective 1 July 2009, the Company adopted ASC Topic 105, “the FASB Accounting Standards Codification” (“Codification”) (formerly SFAS No. 168). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The adoption of this Statement does not have a material effect on the Company's financial statements. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the unaudited condensed consolidated financial statements and accounting policies.

(i)	New and amended standards adopted by the Company

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

Effective January 1, 2009, the Company adopted ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements” (formerly SFAS No. 160). ASC Topic 810 establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. Consolidated net income should include the net income for both the parent and the noncontrolling interests with disclosure of both amounts on the consolidated statement of operations. ASC Topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. ASC Topic 810 is to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. As a result, the condensed consolidated balance sheets have been adjusted to reflect the reclassification of noncontrolling interests to equity, the condensed consolidated statements of operations have been adjusted to include the net income attributable to the noncontrolling interests. Other than the change in presentation of noncontrolling interests, the adoption of this Statement does not have a material effect on the Company's financial statements.

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

ASC Topic 320 amends the other-than-temporary impairment guidance in the US GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC Topic 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC Topic 820 provides additional guidance for estimating fair value in accordance with ASC Topic 820, “Fair Value Measurements” (formerly SFAS No. 157). The adoption of these Statements does not have a material effect on the Company's financial statements.

Effective April 1, 2009, the Company adopted ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165), which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, i.e., whether that date represents the date the financial statements were issued or were available to be issued. Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 which amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. The adoption of this Statement does not have a material effect on the Company's financial statements.

(ii)	Standards, amendments and interpretations to existing standards that are not yet effective and have not been early adopted by the Company

In June 2009, the FASB issued the following new accounting standards:

-
ASC Topic 860, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (formerly SFAS No. 166). ASC Topic 860 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. ASC Topic 860 eliminates the exemption from consolidation for qualifying special-purpose entity (“QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with ASC Topic 810.

-
ASC Topic 810, “Amendments to FASB Interpretation No. 46(R)” (formerly SFAS No. 167), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. ASC Topic 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC Topic 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity.

 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

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

ASC Topic 860 and ASC Topic 810 will be effective for periods beginning after November 15, 2009 and ASC Topic 820 will be effective for periods beginning after October 1, 2009 with early adoption permitted. The Company has not elected to early adopt these standards and is evaluating the impact that these standards will have on the consolidated financial statements.

4.            TAXATION

The Company is subject to PRC enterprise income tax at the rate of 25% for the years ended December 31, 2009 and 2008.

A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008
	%	%

Statutory rate	(25.0)	(25.0)
Difference in tax rates in the countries that the Company operates	-	1.1
Tax exempted revenue	-	(0.7)
Non-deductible expenses	6.8	11.9
Valuation allowance for deferred tax assets	18.2	12.7

Effective tax rate	-	-

As of December 31, 2009, the Company’s PRC established subsidiaries had operating losses carry forward of approximately US$0.5 million (2008: US$0.3 million). The operating losses will expire five years after the loss is incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

Under ASC 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009 and 2008, the Company has identified the jurisdictions in the PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2009 and 2008, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties.

5.            RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major shareholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Tang Jin Cheng	A director of JinCheng
	Huizhou Tintong Smart Device Company Limited* ("Tintong")	A company in which Li Xing Hao has control and beneficial interest

*	The official names are in Chinese and the English names are translation for reference only.

5.            RELATED PARTY TRANSACTIONS

(b)         Balances with related parties

(i)       Trade receivables from a related party
	As of December 31,
	2009	2008
	US$	US$

Chigo	5,821	24,148

The amounts due is unsecured, interest-free and has no fixed repayment term.

(ii)       Amounts due from related parties
	As of December 31,
	2009	2008
	US$	US$

Tang Jin Cheng	14,706	14,493
KaiEr	108,931	79,711

	123,637	94,204
Allowance for doubtful accounts	(123,637)	-

	-	94,204

As of December 31, 2008, the amounts due are unsecured, interest-free and have no fixed repayment term except for the amount due from Tang Jin Cheng which is interest-bearing at US$99 per month and repayable on October 31, 2009.  An allowance for doubtful accounts was made during the year ended December 31, 2009 because the management is of the opinion that the recovery of the amounts due would be remote.

(iii)              Amounts due to related parties
	As of December 31,
	2009	2008
	US$	US$

Chigo	3,706	3,653
Li Xing Hao	15,752	15,524

	19,458	19,177

The amounts due are unsecured, interest-free and have no fixed repayment term.

5.            RELATED PARTY TRANSACTIONS (CONTINUED)

(iv)              Loans from a related party

	As of December 31,
	2009	2008
	US$	US$

At beginning of year	655,274	883,562
Exchange realignment	9,636	51,221
Amortization	16,469	70,188
Repayments	-	(349,697)
Loss on early termination	25,974	-

At balance sheet date	707,353	655,274

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

              (v)              Interest payable to a related party

	As of December 31,
	2009	2008
	US$	US$

Li Xing Hao (note 5(b)(iv))	56,588	-

(c)	Summary of related party transactions

	Year ended December 31, 2009	Year ended December 31, 2008
	US$	US$

Service income from Chigo	58,909	109,644
Interest expenses to Li Xing Hao (note 5(b)(iv))	56,588	-
Compensation payment to Li Xing Hao (note 5(b)(iv))	18,118	-
Service income from Tintong	251,072	-

6.            PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31,
	2009	2008
	US$	US$

Leasehold improvement	-	21,394
Office equipments	66,609	65,643
Computers	45,408	23,841

Cost	112,017	110,878
Less: Accumulated depreciation	(42,258)	(23,146)

	69,759	87,732

7.	INTANGIBLE ASSETS, NET

		As of December 31,
		2009	2008
	Note	US$	US$

Operating rights, net	(a)	1,026,534	1,428,945
Computer software, net	(b)	266,705	300,505
IC card logo	(c)	29,412	-

		1,322,651	1,729,450

(a)	Operating rights
		As of December 31,
		2009	2008
	Note	US$	US$

Nanhai project	(i)	1,416,704	1,396,172
ShanCheng project	(ii)	288,235	284,058

Cost		1,704,939	1,680,230
Less: Accumulated amortization		(454,223)	(251,285)
Less: Accumulated impairment loss		(224,182)	-

		1,026,534	1,428,945

(i)	Nanhai project

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

As of December 31, 2007, Wanzhi had already made all the required contributions of computer equipment and software to the Education Authority in exchange for the operating right in accordance with the Co-operative Agreement. No further contributions were made to the Education Authority during the years ended December 31, 2009 and 2008.

(ii)	ShanCheng project

The amount represents fair value of an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan. The operating right was transferred from the minority stockholder of JinCheng as a 49% capital contribution for the establishment of JinCheng (see note 1). The fair value of the operating right was determined by reference to a valuation report dated August 28, 2007 issued by Foshan Yongde Certified Public Accountants Co., Ltd. The operation period is 10 years from 2006 to 2016.

As of December 31, 2009, the Company assessed the recoverable amount of the operating right, and determined that it was fully impaired and an impairment loss of US$224,182 was recognized during the year ended December 31, 2009. The sole director considers the major factor leading to the impairment of the operating right was that the ShanCheng project has been suspended and will not be able to generate future economic benefits to the Company.

7.	INTANGIBLE ASSETS, NET (CONTINUED)

    (b)  Computer software
	As of December 31,
	2009	2008
	US$	US$

Computer software	355,882	350,725
Less: Accumulated amortization	(89,177)	(50,220)

	266,705	300,505

           The computer software is used directly in the Nanhai project.

      (c)    IC card logo

The amount represents the cost of the right to use the IC card logo for smartcards in the Foshan district, the PRC. The IC card logo is estimated as having infinite life and is measured at cost and tested at least annually for impairment in accordance with ASC Topic 350, Intangible – Goodwill and other.

8.	INTEREST IN AN ASSOCIATE

The carrying amount of the interest in an associate comprised:
	As of December 31,
	2009	2008
	US$	US$

Share of net assets	-	6,154
Goodwill	-	12,597

	-	18,751

The interest in an associate represents 30% interest in KaiEr, a company established in the PRC and engaged in developing of technology for network and computer and provision of business advisory service.

Summary of financial information of the associate is as follows:

	As of December 31,
	2009	2008
	US$	US$
Share of associate’ assets and liabilities:
Non-current assets	22,564	17,868
Current assets	11,982	11,996
Non-current liabilities	-	-
Current liabilities	51,474	23,710

Share of associate’s revenue and loss:
Revenue	80,193	22,508
Loss	(19,028)	(2,824)

The unrecognized share of loss of associate for the current year and cumulatively up to the end of the balance sheet date amounted to US$4,145 (2008: US$Nil) and US$4,145 (2008: US$Nil) respectively.

9.	ACCRUED CHARGES AND OTHER PAYABLES
	As of December 31,
	2009	2008
	US$	US$

Deposits for smartcards	117,080	132,593
Customers’ advances for smartcards	154,609	147,917
Subcontracting and other service costs payable	98,514	158,939
Accrued charges and other payables	73,354	55,935
Other tax payable	88,424	30,118

	531,981	525,502

10.	TEMPORARY RECEIPTS
	As of December 31,
	2009	2008
	US$	US$

Advance receipts for Nanhai project	45,768	81,074
Other advance receipts	15,702	13,271

	61,470	94,345

11.          SHORT-TERM BANK LOAN

The bank loan as of December 31, 2008 was collateralized by the Company’s bank deposit of US$130,435, interest-bearing at 6.3% per annum and fully repaid in January 2009. During the year ended December 31, 2009, a new bank loan was drawn down, which is collateralized by the Company’s bank deposit of US$132,353, interest-bearing at 5.84% per annum and repayable in January 2010.

12.          COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Company leases its office premises under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments:

	As of December 31,
	2009	2008
	US$	US$
Payable during the following periods:
Within one year	5,824	24,487
Over one year but not exceeding two years	3,882	64,388

Total operating lease commitments	9,706	88,875

Operating lease charges for the years ended December 31, 2009 and 2008 amounted to US$4,368 and US$23,991 respectively.

13.          DEDICATED RESERVE

As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC established subsidiaries are required to maintain a discretionary dedicated reserve. These subsidiaries are required to transfer an amount equal to a minimum of 10% of its statutory net income to the dedicated reserve until the balance of the dedicated reserve reaches 50% of the subsidiaries’ registered capital. The dedicated reserve can only be utilized to offset prior years’ losses.  No transfer to the dedicated reserve was made because the Company’s PRC established subsidiaries incurred a loss for the years ended December 31, 2009 and 2008.

14.          DISPOSAL OF A SUBSIDIARY

In September 2008, Foshan Company disposed of its entire 51% equity interest in JiaXun, details of which are set out below.

	As of December 31,
	2009	2008
	US$	US$
Net assets disposed of:
Property, plant and equipment	-	167
Trade receivables	-	81,493
Loan receivable from a noncontrolling stockholder	-	290,000
Cash and cash equivalents	-	64,260
Accrued charges and other payables	-	(2,500)
Noncontrolling interests	-	(212,339)

	-	221,081
Gain on disposal of interest in a subsidiary	-	658

Total consideration, satisfied by cash	-	221,739

Analysis of net inflow of cash and cash equivalents in respect of disposal of a subsidiary:

Cash consideration	-	221,739
Cash and cash equivalents disposed of	-	(64,260)

Net cash inflow	-	157,479

15.	RETIREMENT BENEFIT PLAN

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

During the years ended December 31, 2009 and 2008, the Company’s contributions to the above retirement benefit plan amounted to US$16,599 and US$30,611 respectively.

16.	OPERATING RISKS

(a)	Concentration of major customers and subcontractors

	2009	2008
Major customers with revenues of more than 10% of the Company’s total operating revenue
Revenue from major customers	$1,380,957	$196,652
Percentage of sales	69%	33%
Number	3	2

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

17.	SEGMENT INFORMATION

During the years ended December 31, 2009 and 2008, revenue of the Company represented service income from providing smart card systems and other value-added services for which the Company does not have discrete financial information.  Therefore, no financial information by business segment is presented. Furthermore, as all service income is derived from the PRC, no information by geographical segment is presented.

All tangible and intangible assets are located in the PRC for the years ended December 31, 2009 and 2008.

18.	CHANGE TO A PLAN OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company entered into an agreement with a third party individual (the “Purchaser”) on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng (the “Proposed Disposal”) at a consideration of approximately US$370,000. The Proposed Disposal is expected to be completed within one year at the time of signing the agreement and the Company has concluded that the Proposed Disposal met the definition of a discontinued operation as defined in ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144). Accordingly, the results of operations of the business attributable to JinCheng have been classified as discontinued in the Company’s condensed consolidated statements of operations included in the Form 10-Q filings for the periods ended March 31, June 30 and September 30, 2009 and 2008.  In addition, major classes of assets and liabilities of JinCheng have been classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, June 30 and September 30, 2009.

On December 31, 2009, the Company has agreed with the Purchaser to terminate the Proposed Disposal as the Purchaser was unable to settle the consideration as scheduled. The assets held for sale was then reclassified as held and used and measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for amortization expense that would have been recognized had the asset been continuously classified as held and used and its fair value as of December 31, 2009.

19.	SUBSEQUENT EVENT

The Company has evaluated subsequent events up to April 15, 2010 which is the date that these consolidated financial statements were approved and authorized for issue by the sole director.  Subsequent to the balance sheet date, Wanzhi has entered into an agreement to acquire an additional 35% equity interest in Foshan Company at a consideration of US$294,118 so that the Company’s effective interest in Foshan Company will be increased to 90% upon completion of the transaction.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Mazars CPA Limited for the fiscal year ended December 31, 2009 and 2008.

There have been no changes in or disagreements with Mazars CPA Limited, on accounting and financial disclosure matters at any time.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective.

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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

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

Name	Age	Positions

Ping Tang	56	Chief Executive Officer, President and Director

Chunlin Zhang	39	Vice President and Chief Financial Officer

The following is information on the business experience of each director and officer.

Ms. Ping Tang, age 56, has been the general manager of Foshan Chigo Educational Technology Equipment Co., Ltd since June 2003. From July 1998 to May 2003, she was the manager of Guangzhou Huaqiao Sugar Factory. From May 1978 to June 1998, she was the director of Yian Sugar Factory in Yian, Heilongjiang province in China.

Mr. Chunlin Zhang, age 39, had been the assistant to the general manager of Foshan Zhong Ge Wei Electrical Co. Ltd from May 2004 to August 2009. He was the officer manager in Nanhai Chigo Electrical Research Center from July 1998 to April 2003. Mr. Zhang graduated from Wuhan University with an associate degree in Financial Accounting.

Family Relationships

There are no familial relationships between or among our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2009. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Ping Tang President, Chief Executive Officer	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Chunlin Zhang	2009		$815		$0		$0		$0		$0		$0		$0		$815
Vice President and	2008		$0		$0		$0		$0		$0		$0		$0		$0
Chief Financial Officer	2007		$0		$0		$0		$0		$0		$0		$0		$0

Zhen Wang Former Interim Chief Financial Officer	2009 2008 2007	$ $ $	4,803 9,055 6,791	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	4,803 9,055 6,791

Benny Lee Former Chief Executive Officer and Director	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the years ended December 31, 2009 and 2008.

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

Director Compensation

The Company paid nil to its directors for service as directors in 2009, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of April 14, 2010 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

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

(1) Calculation based on 1,292,166 shares outstanding as of April 14, 2010.
(2) Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

Item 13.       Certain Relationships and Related Transactions

Not applicable.

Item 14.    Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The aggregate fees billed by our principal accounting firm for the fiscal years ended December 31, 2009, and 2008 are as follows:

Name	Audit Fees(1)	Audit Related Fees (2)	Tax Fees (4)	All Other Fees (4)
Mazars CPA Limited
for fiscal year ended:
December 31, 2009	$59,615	$0	$0	$0
December 31, 2008	$53,845	$0	$0	$73,077
___________________________

(1)
Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The fees shown above represent fees billed by Mazars CPA Limited for the audit and review of the Company's financial statements for the period from January 1, 2009 through December 31, 2009, and from January 1, 2008 through December 31, 2008.

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

2.2	Share Exchange Agreement between Eastern Concept Corporate Consulting (Shenzhen) Limited, Xinghao LI, and Jun CHEN (1)
3.1	Articles of Incorporation of Smartpay Express Inc., a Nevada Corporation (2)
3.2	Certificate of Amendment of Articles of Incorporation changing the authorized capital*
3.3	Certificate of Amendment of Articles of Incorporation effecting a one-for-50 reverse split (3)
3.4	By-Laws of Smartpay Express Inc. (2)
14.1	Code of Ethics (4)
16.1	Letter on changes in certifying accountant (5)
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Filed with the Commission as exhibits to Form 8-K filed on November 9, 2007
(2)	Filed with the Commission as exhibits to Registration Statement on Form SB-2 filed on December 3, 2004
(3)	Filed with the Commission as Appendix A within our Definitive Information Statement on Schedule 14C filed October 29, 2008
(4)	Filed with the Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARYPAY EXPRESS, INC.

Dated: April 15, 2010	By:	/s/ Ping Tang
Ping Tang, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2010	By:	/s/ Ping Tang
Ping Tang, Sole Director