Form 10-Q
period 2010-03-31
SMARTPAY EXPRESS, INC.
filed 2010-05-17
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

011-86-757-88781771
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of March 31, 2010.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended March 31, 2010

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended March 31,
		2010	2009
	Note	US$	US$
			(Restated)
Operating revenues
Service income		544,307	100,287

Operating expenses
Subcontracting and other service costs		(315,299)	(50,001)
Staff costs		(26,865)	(86,109)
Depreciation of property, plant and equipment		(4,019)	(3,766)
Amortization of intangible assets		(51,413)	(59,365)
Other general and administrative expenses		(65,189)	(236,196)

Income (Loss) from operations		81,522	(335,150)

Interest income		3,237	1,094
Amortization of loans from a related party		-	(12,314)
Interest expenses		(21,829)	-
Share of result of an associate		-	(10,803)

Income (Loss) before income tax and noncontrolling interests		62,930	(357,173)

Income tax	4	-	-

Net income (loss) including noncontrolling interests		62,930	(357,173)

Less: net loss attributable to noncontrolling interests		965	36,277

Net income (loss) attributable to SPYE common stockholders		63,895	(320,896)

Other comprehensive income
- Foreign currency translation adjustment		-	15,669

Total comprehensive income (loss)		63,895	(305,227)

Basic and diluted earnings (loss) per share		4.94 cents	(24.83) centss

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		March 31, 2010	December 31, 2009
	Note	US$	US$
ASSETS			(Audited)

Current assets
Trade receivables from third parties		375,159	194,865
Trade receivable from a related party	5(b)(i)	5,821	5,821
Prepayments and deposits		125,913	125,913
Other debtors		75,388	52,771
Amounts due from related parties	5(b)(ii)	-	-
Income tax recoverable		28,882	3,829
Inventories		40,642	40,385
Cash and cash equivalents		307,389	378,671
Bank deposits, collateralized	6	-	132,353

Total current assets		959,194	934,608

Property, plant and equipment, net		82,792	69,759
Intangible assets, net		1,271,238	1,322,651
Interest in an associate		-	-

Total assets		2,313,224	2,327,018

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade payables		360,059	311,058
Accrued charges and other payables		572,776	531,981
Amounts due to related parties	5(b)(iii)	260,484	19,458
Temporary receipts		51,821	61,470
Short-term bank loan	6	-	125,000
Interest payable to a related party	5(b)(v)	77,809	56,588

Total current liabilities		1,322,949	1,105,555

Long-term loans from a related party	5(b)(iv)	707,353	707,353

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of March 31, 2010 and December 31, 2009
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of March 31, 2010 and December 31, 2009		1,292	1,292
Additional paid in capital	7	1,666,661	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,444,890)	(1,508,785)
Accumulated other comprehensive income		74,055	74,055

Total SPYE stockholders’ equity		297,437	576,335
Noncontrolling interests		(14,515)	(62,225)

Total stockholders’ equity		282,922	514,110

Total liabilities and stockholders' equity		2,313,224	2,327,018

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	62,930	(357,173)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,019	3,766
Amortization of intangible assets	51,413	59,365
Interest income	(3,237)	(1,094)
Amortization of loans from a related party	-	12,314
Share of result of an associate	-	10,803
Changes in working capital:
Trade receivables	(180,294)	27,515
Prepayments and deposits	-	6,408
Other debtors	(22,617)	195,617
Inventories	(257)	(14,161)
Trade payables	49,001	(23,966)
Accrued charges and other payables	40,795	(5,764)
Temporary receipts	(9,649)	(17,564)
Interest payable to a related party	21,221	-
Income tax recoverable	(25,053)	3,386

Net cash used in operating activities	(11,728)	(100,548)

Cash flows from investing activities:
Interest income	3,237	1,094
Payments for purchase of property, plant and equipment	(17,052)	(5,538)
Payments for purchase of intangible assets	-	(29,412)
Decrease in bank deposits, collateralized	132,353	-

Net cash provided by (used in) investing activities	118,538	(33,856)

Cash flows from financing activities:
Repayments to related parties	(53,092)	(64,501)
Repayment of short-term bank loan	(125,000)	(125,000)
New short-term bank loan raised	-	125,000

Net cash used in financing activities	(178,092)	(64,501)

Net decrease in cash and cash equivalents	(71,282)	(198,905)

Cash and cash equivalents at beginning of period	378,671	245,685

Effect on exchange rate changes	-	3,576

Cash and cash equivalents at end of period, represented by cash and bank balances	307,389	50,356

Supplemental cash flow information:
Interest paid	608	-
Non-cash transaction – consideration for acquisition of additional interest in a subsidiary paid by a related party (see note 7)	294,118	-

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2010 to March 31, 2010

The accompanying financial statements present the financial position of the Company as of March 31, 2010 and December 31, 2009, and its results of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

1.	ORGANIZATION

The unaudited condensed consolidated financial statements include the accounts of SmartPay Express, Inc. (“SPYE”) (formerly known as Axiom III, Inc. (“AXIO”)) and its subsidiaries (collectively referred to as the “Company”).

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

The Company had negative working capital as of March 31, 2010 of US$363,755, which raise substantial doubt about its ability to continue as a going concern.

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
Period from January 1, 2010 to March 31, 2010

3.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

Adoption of Recently Issued Accounting Pronouncements
Effective January 1, 2010, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures” (the “Update”), which provides amendments to Accounting Standards Codification (“ASC”) Topic 820-10, “Fair Value Measurements and Disclosures - Overall Subtopic” of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this Update does not have a material effect on the Company’s financial statements.

4.	TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC either incurred losses for taxation purpose during the three-month periods ended March 31, 2010 and 2009 or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

5.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)           Name and relationship of related parties

Name	Existing relationships with the Company

Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
Tang Jin Cheng	A director of JinCheng
Foshan KaiEr Information Technology Company Limited* (“KaiEr”)	An associate

*  The official names are in Chinese and the English names are translation for reference only.

(b)           Balances with related parties

(i)        Trade receivable from a related party

	As of
	March 31, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	5,821	5,821

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	March 31, 2010	December 31, 2009
	US$	US$
		(Audited)

Tang Jin Cheng	14,706	14,706
KaiEr	108,931	108,931

	123,637	123,637
Allowance for doubtful accounts	(123,637)	(123,637)

	-	-

An allowance for doubtful accounts was made during the year ended December 31, 2009 because the management is of the opinion that the recovery of the amounts due would be remote.

As of March 31, 2010 and December 31, 2009, the amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)        Amounts due to related parties

	As of
	March 31, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	3,706	3,706
Li Xing Hao (note 7)	256,778	15,752

	260,484	19,458

The amounts due are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2010 to March 31, 2010

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)           Balances with related parties (Continued)

(iv)         Loans from a related party

The loans from Li Xing Hao as of March 31, 2010 and December 31, 2009 were unsecured, carry a monthly interest of 1% and repayable on April 30, 2011.  Interest charged to the Company during the three-month period ended March 31, 2010 amounted to US$21,221.

(v)      Interest payable to a related party

	As of
	March 31, 2010	December 31, 2009
	US$	US$
		(Audited)

Li Xing Hao (note 5(b)(iv))	77,809	56,588

(c)           Summary of related party transactions

	Three months ended March 31,
	2010	2009
	US$	US$

Service income from Chigo	-	26,059
Interest expenses to Li Xing Hao (note 5(b)(iv))	21,221	-

6.	SHORT-TERM BANK LOAN

The bank loan as of December 31, 2009 was collateralized by the Company’s bank deposit of US$132,353, interest-bearing at 5.84% per annum and fully repaid in January 2010.

7.	ACQUISITION OF ADDITIONAL INTEREST IN A SUBSIDIARY

On February 2, 2010, Wanzhi acquired an additional 35% equity interest in Foshan Company at a cash consideration of US$294,118, resulting in an increase of the Company’s shareholding in Foshan Company from 55% to 90%.  The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired of US$342,793 has been recognised in additional paid in capital.  The consideration of US$294,118 had been paid by Li Xing Hao on behalf of the Company and was recorded in amounts due to related parties as at the balance sheet date.

8.	CHANGE TO A PLAN OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company entered into an agreement with a third party individual (the “Purchaser”) on March 28, 2009 to dispose of its entire 51% equity interests in JinCheng (the “Proposed Disposal”) at a consideration of approximately US$370,000. The Proposed Disposal was expected to be completed within one year at the time of signing the agreement and the Company concluded that the Proposed Disposal met the definition of a discontinued operation as defined in ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (formerly SFAS No. 144). Accordingly, the results of operations of the business attributable to JinCheng were classified as discontinued in the Company’s condensed consolidated statements of operations included in the Form 10-Q filings for the periods ended March 31, June 30 and September 30, 2009 and 2008.  In addition, major classes of assets and liabilities of JinCheng were classified as held for sale in the Company’s condensed consolidated balance sheets as of March 31, June 30 and September 30, 2009.

On December 31, 2009, the Company agreed with the Purchaser to terminate the Proposed Disposal as the Purchaser was unable to settle the consideration as scheduled. The assets held for sale was then reclassified as held and used and measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for amortization expense that would have been recognized had the asset been continuously classified as held and used and its fair value as of December 31, 2009. Accordingly, the results of operations of the business attributable to JinCheng previously classified as discontinued are reclassified as continuing operations so that comparative information has been restated accordingly.

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

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYE, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYE after giving effect to the share exchange.  Subsequently, on December 18, 2007, we filed a Schedule 14C for the adoption of the Company’s name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, authorized capital shares of preferred stock remains the same as 5,000,000 shares. On November 21, 2008, we completed the one-for-fifty reverse stock split. As a result of the reverse stock split, the total number of our outstanding shares was reduced from 64,607,460 to 1,292,166.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month periods ended March 31, 2010 and 2009.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended March 31,
	2010	2009
	US$	US$
		(Restated)
Operating revenues
Service income	544,307	100,287

Operating expenses
Subcontracting and other service costs	(315,299)	(50,001)
Staff costs	(26,865)	(86,109)
Depreciation of property, plant and equipment	(4,019)	(3,766)
Amortization of intangible assets	(51,413)	(59,365)
Other general and administrative expenses	(65,189)	(236,196)

Income (Loss) from operations	81,522	(335,150)

Interest income	3,237	1,094
Amortization of loans from a related party	-	(12,314)
Interest expenses	(21,829)	-
Share of result of an associate	-	(10,803)

Income (Loss) before income tax and noncontrolling interests	62,930	(357,173)

Income tax	-	-

Net income (loss) including noncontrolling interests	62,930	(357,173)

Less: net loss attributable to noncontrolling interests	965	36,277

Net income (loss) attributable to SPYE common stockholders	63,895	(320,896)

Other comprehensive income
- Foreign currency translation adjustment	-	15,669

Total comprehensive income (loss)	63,895	(305,227)

THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2009.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $544,307 service income as operating revenue for the three-month period ended March 31, 2010, as compared to $100,287 for the three-month period ended March 31, 2009, an increase of 443%. Approximately 98% was generated from the Nanhai project and schools smartcard system for the three-month period ended March 31, 2010, as compared to 64% for the three-month period ended March 31, 2009. The increase was due to the Company has expanded its services to schools in other cities in the Guangdong Province and we anticipate that more operating revenues would be generated if we successfully expand our services to students in other cities within Guangdong Province. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement for a majority of the cities.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 531% to $315,299 for the three-month period ended March 31, 2010, as compared to $50,001 for the three-month period ended March 31, 2009.

A significant portion of these charges, approximately 99% and 95% for the three-month period ended March 31, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the three-month period ended March 31, 2010 amounted to $26,865 as compared to $86,109 for the three-month period ended March 31, 2009, a decrease of 69% because of the reduction of our headcounts and the termination of customer hotline services that we used to provide for Guangdong Chigo Air Conditioning Company Limited. Currently, the Company employs 2 card equipment and software development staff members, 13 marketing personnel, 4 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended March 31, 2010 amounted to $4,019, as compared to $3,766 for the three-month period ended March 31, 2009, an increase of 7%.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended March 31, 2010 amounted to $51,413, as compared to $59,365 for the three-month period ended March 31, 2009, a decrease of 13%.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was attributable to the full impairment made for the operating right of the ShanCheng Project on December 2009 so that no amortisation charge was provided on that operating right during the three-month period ended March 31, 2010. As of March 31, 2010, the carrying value of the operating right of the Nanhai project was $984,676 and the carrying value of the intangible asset of the computer software was $257,150.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended March 31, 2010 were $65,189, as compared to $236,196 for the three-month period ended March 31, 2009, a decrease of 72%. The decrease in other general and administrative expenses was mainly due to decrease in consultancy fees of $100,000 and audit / review fees of $87,119 which was mainly due to the audit fee incurred in connection with the proposed acquisition of an entity for the three-month period ended March 31, 2009.

INTEREST INCOME

The  interest income for the three-month period ended March 31, 2010 was $3,237, as compared to $1,094 for the three-month period ended March 31, 2009, an increase of 196%. This income was the interest earned on cash in bank deposit.

AMORTIZATION OF LOANS FROM A RELATED PARTY

Amortization of loans from a related party for the three-month period ended March 31, 2010 was $Nil, as compared to $12,314 for the three-month period ended March 31, 2009. Resulting from the rearrangement of loans from a related party on April 30, 2009, there was no amortization of loans from a related party.

INTEREST EXPENSES

Following the rearrangement of loans from a related party on April 30, 2009, the loans are interest-bearing at 1% per month, resulted in interest expenses of $21,829 during the three-month period ended March 31, 2010 but no such interest was incurred in the corresponding period of last year.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2010 and 2009.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended March 31, 2010, no provision for EIT has been made.

NET INCOME

The Company incurred a net income of $63,895 for the three-month period ended March 31, 2010, as compared to a net loss of $320,896 for the three-month period in 2009, an increase of 120%. The increase in net income was primarily due to increase in service income and decrease in other general and administrative expenses and staff costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, cash and cash equivalents totaled $307,389, a decrease of $71,282 as compared with $378,671 as of December 31, 2009.  The decrease was the result of a combination of net cash used in financing activities in the amount of $178,092, net cash used in operating activities in the amount of $11,728 and net cash provided by investing activities of $118,538. The cash used in financing activities was primarily due to repayments to related parties and short-term bank loan.  The net cash used in operating activities was mainly due to cash used in operations. The net cash provided by investing activities was mainly due to decrease in collateralized bank deposits.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first three months of 2010, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2010, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)       The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of March 31, 2010.

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

May 17, 2010	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

May 17, 2010	Smartpay Express, Inc.
	By:	/s/ Chunlin Zhang
Chunlin Zhang
Vice President and Chief Financial Officer