Form 10-Q
period 2010-06-30
SMARTPAY EXPRESS, INC.
filed 2010-08-23
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of June 30, 2010.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended June 30, 2010

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
	Note	US$	US$	US$	US$
Continuing operations			(Restated)		(Restated)

Operating revenues
Service income		460,153	126,062	1,004,460	225,106
Sale of mobile phones		-	929,785	-	929,785

Operating expenses
Subcontracting and other service costs		(241,040)	(33,762)	(556,339)	(83,634)
Purchase of mobile phones		-	(891,180)	-	(891,180)
Staff costs		(108,228)	(75,036)	(133,517)	(131,193)
Depreciation of property, plant and equipment		(4,343)	(3,521)	(8,094)	(7,020)
Amortization of intangible assets		(51,412)	(51,359)	(102,825)	(102,718)
Other general and administrative expenses		(81,793)	(206,026)	(146,969)	(437,509)

Income (Loss) from operations		(26,663)	(205,037)	56,716	(498,363)

Non-operating income (expenses)
Interest income		62	1,134	3,296	1,875
Other income		6,939	-	6,939	-
Amortization of loans from a related party		-	(2,859)	-	(11,333)
Share of result of an associate		-	10,803	-	-
Interest expenses		(12,301)	(12,684)	(27,512)	(12,684)
Compensation payment		-	(18,118)	-	(18,118)
Gain on disposal of interest in a subsidiary	8	607,525	-	607,525	-
Loss on early termination of loans from a related party		-	(26,461)	-	(15,658)

Income (Loss) before income tax and noncontrolling interests		575,562	(253,222)	646,964	(554,281)

Income tax	4	-	-	-	-

Net income (loss) from continuing operations		575,562	(253,222)	646,964	(554,281)

Discontinued operations
Loss from discontinued operations	5	-	(32,918)	(8,472)	(89,032)

Net income (loss) including noncontrolling interests		575,562	(286,140)	638,492	(643,313)

Add: net loss from continuing operations attributable to noncontrolling interests		-	13,673	834	29,902

Add: net loss from discontinued operations attributable to noncontrolling interests		-	2,534	131	22,582

Net income (loss) attributable to SPYE common stockholders		575,562	(269,933)	639,457	(590,829)

Other comprehensive income
- Foreign currency translation adjustment		-	-	-	15,669

Total comprehensive income (loss)		575,562	(269,933)	639,457	(575,160)

Basic and diluted earnings (loss) per share
Earnings (loss) per share from continuing operations		44.54 cents	(18.54) cents	50.14 cents	(40.58) cents
Loss per share from discontinued operations		-	(2.35) cents	(0.65) cents	(5.14) cents

		44.54 cents	(20.89) cents	49.49 cents	(45.72) cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166	1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		June 30, 2010	December 31, 2009
	Note	US$	US$
			(Audited)
ASSETS

Current assets
Trade receivables from third parties		389,753	194,865
Trade receivable from a related party	6(b)(i)	5,821	5,821
Prepayments and deposits		4,445	125,913
Other debtors		609,824	52,771
Amounts due from related parties	6(b)(ii)	13,576	-
Income tax recoverable		28,882	3,829
Inventories		30,950	40,385
Cash and cash equivalents		503,892	378,671
Bank deposits, collateralized	7	-	132,353

Total current assets		1,587,143	934,608

Property, plant and equipment, net		52,389	69,759
Intangible assets, net		1,190,414	1,322,651

Total assets		2,829,946	2,327,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		530,729	311,058
Accrued charges and other payables		436,836	531,981
Amounts due to related parties	6(b)(iii)	77,898	19,458
Temporary receipts		28,382	61,470
Loans from a related party	6(b)(iv)	486,765	-
Short-term bank loan	7	-	125,000
Interest payable to a related party	6(b)(v)	53,544	56,588

Total current liabilities		1,614,154	1,105,555

Long-term loans from a related party	6(b)(iv)	-	707,353

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of June 30, 2010 and December 31, 2009
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of June 30, 2010 and December 31, 2009		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(869,328)	(1,508,785)
Accumulated other comprehensive income		74,055	74,055

Total SPYE stockholders’ equity		1,215,792	576,335
Noncontrolling interests		-	(62,225)

Total stockholders’ equity		1,215,792	514,110

Total liabilities and stockholders' equity		2,829,946	2,327,018

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
	2010	2009
	US$	US$

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	638,492	(643,313)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	8,362	7,555
Amortization of intangible assets	102,825	110,723
Interest income	(3,296)	(1,901)
Interest expense	34,130	34,858
Amortization of loans from a related party	-	16,469
Gain on disposal of interest in a subsidiary	(607,525)	-
Loss on early termination of loans from a related party	-	25,974
Share of result of an associate	-	13,465
Changes in working capital:
Trade receivables	(194,888)	(21,354)
Prepayments and deposits	1,591	18,562
Other debtors	(1,916)	178,257
Inventories	(13,780)	(14,423)
Trade payables	219,671	(24,081)
Accrued charges and other payables	72,657	235,836
Temporary receipts	(33,088)	(82,697)
Income tax recoverable/payable	(25,053)	3,829

Net cash generated from (used in) operating activities	198,182	(142,241)

Cash flows from investing activities:
Interest income	3,296	1,901
Payments for purchase of property, plant and equipment	(17,676)	(5,830)
Payments for purchase of intangible assets	-	(29,411)
Decrease in bank deposit, collateralized	132,353	-

Net cash generated from (used in) investing activities	117,973	(33,340)

Cash flows from financing activities:
Repayments to related parties	(53,025)	(13,030)
Interest paid	(12,909)	(20,711)
Repayment of short-term bank loan	(125,000)	(125,000)
New short-term bank loan raised	-	125,000

Net cash used in financing activities	(190,934)	(33,741)

Net increase (decrease) in cash and cash equivalents	125,221	(209,322)

Cash and cash equivalents at beginning of period	378,671	245,685

Effect on exchange rate changes	-	3,576

Cash and cash equivalents at end of period, represented by cash and bank balances	503,892	39,939

Supplemental cash flow information
Interest paid	12,909	20,711
Non-cash transactions (see note 8): - consideration for acquisition of additional interest in a subsidiary paid by a related party	294,118	-
- consideration for disposal of interest in a subsidiary: settled by offsetting against amount due to a related party	251,471	-
unpaid and included in other debtors	566,176

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2010 to June 30, 2010

The accompanying financial statements present the financial position of the Company as of June 30, 2010 and December 31, 2009, and its results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited (“Foshan Company”) at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the condensed statements of operations.

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Foshan) Limited (formerly Eastern Concept Corporate Consulting (Shenzhen) Limited), Guangdong Wanzhi Electron S&T Company Limited (formerly Foshan Wanzhi Electron S&T Company Limited) (“Wanzhi”). Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC.

2.	GOING CONCERN CONSIDERATION

The Company had negative working capital as of June 30, 2010 of US$27,011, which raises substantial doubt about its ability to continue as a going concern.

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

.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2010 to June 30, 2010

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

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month and six-month periods ended June 30, 2010 and 2009 or their estimated associable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

5.	DISCONTINUED OPERATIONS

As mentioned in note 1 to the financial statements, Wanzhi disposed of its entire 90% equity interests in Foshan Company at a consideration of approximately US$817,647.  The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS No. 144).  Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income	-	464	-	1,708

Subcontracting and other service costs	-	(20)	-	(149)
Staff costs	-	(12,487)	(1,576)	(42,437)
Depreciation of property, plant and equipment	-	-	(268)	(535)
Amortization of intangible assets	-	(268)	-	(8,006)
Other general and administrative expenses	-	(1,951)	(13)	(6,665)
Interest income	-	-	3	25
Amortization of loans from a related party	-	(1,296)	-	(5,136)
Share of results of an associate	-	(13,465)	-	(13,465)
Interest expenses	-	(3,895)	(6,618)	(4,056)
Loss on early termination of loans from a related party	-	-	-	(10,316)

Loss before taxation	-	(32,918)	(8,472)	(89,032)
Taxation	-	-	-	-

Loss from discontinued operations, net of tax	-	(32,918)	(8,472)	(89,032)

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited (“Chigo”) *	A company in which Li Xing Hao has control and beneficial interest
	Foshan Information Technology Company Limited (“Foshan Company”) *	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan JinCheng Information Technology Company Limited (“JinCheng”) *	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan KaiEr Information Technology Company Limited (“KaiEr”) *	An associate of JinCheng
	Tang Jin Cheng	A director of JinCheng

   *  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

    (i)        Trade receivable from a related party

	As of
	June 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	5,8211	5,8211

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	June 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Tang Jin Cheng	-	14,706
JinCheng	13,576	-
KaiEr	28,049	108,931

	41,625	123,637
Allowance for doubtful accounts	(28,049)	(123,637)

	13,576	-

An allowance for doubtful accounts was made during the year ended December 31, 2009 because the management is of the opinion that the recovery of the amounts due would be remote.

As of June 30, 2010 and December 31, 2009, the amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)	Amounts due to related parties

	As of
	June 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	3,706	3,706
Foshan Company	59,418	-
Li Xing Hao	14,774	15,752

	77,898	19,458

The amounts due are unsecured, interest-free and have no fixed repayment term.

6.                 RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

    (iv)        Loans from a related party

The loans from Li Xing Hao as of June 30, 2010 and December 31, 2009 were unsecured, carrying a monthly interest of 1% and repayable on April 30, 2011.

    (v)        Interest payable to a related party

	As of
	June 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Li Xing Hao	53,544	56,588

(c)	Summary of related party transactions

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income from Chigo	-	27,703	-	53,762
Sales of goods to Chigo	82,239	-	82,239	-
Interest expenses to Li Xing Hao	12,301	16,740	33,523	16,740
Compensation payment to Li Xing Hao	-	18,118	-	18,118

7.	SHORT-TERM BANK LOAN

The bank loan of December 31, 2009 was collateralized by the Company’s bank deposit of US$132,353, interest-bearing at 5.84% per annum and was fully repaid in January 2010.

8.	ACQUISITION OF ADDITIONAL INTEREST IN A SUBSIDIARY AND DISPOSAL OF ENTIRE INTEREST IN A SUBSIDIARY

On February 2, 2010, Wanzhi acquired an additional 35% equity interest in Foshan Company at a cash consideration of US$294,118, resulting in an increase of the Company’s shareholding in Foshan Company from 55% to 90%.  The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired of US$342,793 has been recognised in additional paid in capital.  The consideration of US$294,118 had been paid by Li Xing Hao on behalf of the Company and was recorded in amounts due to related parties at the balance sheet date.

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the condensed consolidated statements of operations.  The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of US$342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal.  30% of the interest was sold to Li Xing Hao and the related consideration of US$251,471 was settled by offsetting against the amount due to him.  The remaining unpaid consideration of US$566,176 was included in other debtors at the balance sheet date.

9.	CHANGE TO A PLAN OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

On December 31, 2009, the Company agreed with the Purchaser to terminate the Proposed Disposal as the Purchaser was unable to settle the consideration as scheduled. The assets held for sale was then reclassified as held and used and measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for amortization expense that would have been recognized had the asset been continuously classified as held and used and its fair value as of December 31, 2009.  JinCheng, a subsidiary of Foshan Company, was effectively disposed of through the disposal of Wanzhi’s 90% equity interest in Foshan Company in May, 2010 as detailed in noted 8 above

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYE is principally engaged in providing smart card systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.  The Company currently has 38 employees, including 35 card equipment and software development staff members and 3 finance personnel.

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month and the six-month periods ended June 30, 2010 and 2009.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
Continuing operations		(Restated)		(Restated)

Operating revenues
Service income	460,153	126,062	1,004,460	225,106
Sale of mobile phones	-	929,785	-	929,785

Operating expenses
Subcontracting and other service costs	(241,040)	(33,762)	(556,339)	(83,634)
Purchase of mobile phones	-	(891,180)	-	(891,180)
Staff costs	(108,228)	(75,036)	(133,517)	(131,193)
Depreciation of property, plant and equipment	(4,343)	(3,521)	(8,094)	(7,020)
Amortization of intangible assets	(51,412)	(51,359)	(102,825)	(102,718)
Other general and administrative expenses	(81,793)	(206,026)	(146,969)	(437,509)

Income (Loss) from operations	(26,663)	(205,037)	56,716	(498,363)

Non-operating income (expenses)
Interest income	62	1,134	3,296	1,875
Other income	6,939	-	6,939	-
Amortization of loans from a related party	-	(2,859)	-	(11,333)
Share of result of an associate	-	10,803	-	-
Interest expenses	(12,301)	(12,684)	(27,512)	(12,684)
Compensation payment	-	(18,118)	-	(18,118)
Gain on disposal of interest in a subsidiary	607,525	-	607,525	-
Loss on early termination of loans from a related party	-	(26,461)	-	(15,658)

Income (Loss) before income tax and noncontrolling interests	575,562	(253,222)	646,964	(554,281)

Income tax	-	-	-	-

Net income (loss) from continuing operations	575,562	(253,222)	646,964	(554,281)

Discontinued operations
Loss from discontinued operations	-	(32,918)	(8,472)	(89,032)

Net income (loss) including noncontrolling interests	575,562	(286,140)	638,492	(643,313)

Add: net loss from continuing operations attributable to noncontrolling interests	-	13,673	834	29,902

Add: net loss from discontinued operations attributable to noncontrolling interests	-	2,534	131	22,582

Net income (loss) attributable to SPYE common stockholders	575,562	(269,933)	639,457	(590,829)

Other comprehensive income
- Foreign currency translation adjustment	-	-	-	15,669

Total comprehensive income (loss)	575,562	(269,933)	639,457	(575,160)

Basic and diluted earnings (loss) per share
Earnings (loss) per share from continuing operations	44.54 cents	(18.54) cents	50.14 cents	(40.58) cents
Loss per share from discontinued operations	-	(2.35) cents	(0.65) cents	(5.14) cents

	44.54 cents	(20.89) cents	49.49 cents	(45.72) cents

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2009.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $460,153 service income as operating revenue for the three-month period ended June 30, 2010, as compared to $126,062 for the three-month period ended June 30, 2009, an increase of 265%. Approximately 97% was generated from the Nanhai project and schools smartcard system for the three-month period ended June 30, 2010, as compared to 97% for the three-month period ended June 30, 2009. The increase in service income was due to the Company has expanded its services to schools in other cities in the Guangdong Province and we anticipate that more operating revenues would be generated if we successfully expand our services to students in other cities within Guangdong Province. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement for a majority of the cities.

During the three-month period ended June 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. However, no such sales were introduced by the subcontractor of the Company during the three-month period ended June 30, 2010.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 614% to $241,040 for the three-month period ended June 30, 2010, as compared to $33,762 for the three-month period ended June 30, 2009.

A significant portion of these charges, approximately 96% and 98% for the three-month period ended June 30, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the three-month period ended June 30, 2010 increased by 44% to $108,228 as compared to $75,036 for the three-month period ended June 30, 2009.  This was resulted from the increase in headcount that were needed as the Company expanded its services to various districts in Guangdong Province. Currently, the Company employs a total of 38 employees, including 35 card equipment and software development staff members and 3 finance personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended June 30, 2010 amounted to $4,343, as compared to $3,521 for the three-month period ended June 30, 2009, an increase of 23%, which was due to the addition of fixed assets over this period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended June 30, 2010 amounted to $51,412, as compared to $51,359 for the three-month period ended June 30, 2009.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The change was less than 1%.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended June 30, 2010 were $81,793, as compared to $206,026 for the three-month period ended June 30, 2009, a decrease of 60%. The decrease in other general and administrative expenses was mainly due to the decrease in consultancy fees resulting from the completion of consultancy services at Feburary 28 and August 31, 2009 respectively.

INTEREST INCOME

The interest income for the three-month period ended June 30, 2010 was $62, as compared to $1,134 for the three-month period ended June 30, 2009, a decrease of 95%. For the three-month period ended June 30, 2010, the interest income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income for the three-month period ended June 30, 2010 was $6,939, a result from the sales of software to Chigo for its replacement. There was no such sale for the three-month period ended June 30, 2009. As it was one-off in nature, we classified it as other income instead of operating revenue.

INTEREST EXPENSES

During the three-month period ended June 30, 2010, the interest expenses of $12,301 on loans from a related party, slightly decreased by 3%, as compared to $12,684 for the three-month period ended June 30, 2009. The decrease was mainly resulted from the decrease in average outstanding balance of the loans from a related party despite that there were three months’ interest in the current period, compared with two months’ interest in the same period of 2009.

GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

During the three-month period ended June 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited (“Foshan Company”) at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. This was no such gain in the three-month period ended June 30, 2009.

As the Disposal met the definition of a discontinued operation as defined in ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS No. 144), the results of operations of these businesses have been reclassified for all periods presented.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2010 and 2009.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended June 30, 2010, no provision for EIT has been made.

NET INCOME

The Company incurred a net income of $575,562 for the three-month period ended June 30, 2010, as compared to a net loss of $269,933 for the three-month period ended June 30, 2009. The increase in net income was primarily due to increase in service income and the gain on disposal of interest in a subsidiary.

SIX-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2009.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $1,004,460 service income as operating revenue for the six-month period ended June 30, 2010, as compared to $225,106 for the six-month period ended June 30, 2009, an increase of 346%. Approximately 98% was generated from the Nanhai project and schools smartcard system for the six-month period ended June 30, 2010, as compared to 74% for the six-month period ended June 30, 2009. The increase in service income was due to the Company has expanded its services to schools in other cities in the Guangdong Province and we anticipate that more operating revenues would be generated if we successfully expand our services to students in other cities within Guangdong Province. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement for a majority of the cities.

During the six-month period ended June 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. However, no such sales introduced by the subcontractor of the Company during the six-month period ended June 30, 2010.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 565% to $556,339 for the six-month period ended June 30, 2010, as compared to $83,634 for the six-month period ended June 30, 2009.

A significant portion of these charges, approximately 98% and 96% for the six-month period ended June 30, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the six-month period ended June 30, 2010 slightly increased by 1.77% to $133,517 as compared to $131,193 for the six-month period ended June 30, 2009, resulted in a minimal change.  At June 30, 2010, the Company employs a total of 38 employees, including 35 card equipment and software development staff members and 3 finance personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the six-month period ended June 30, 2010 amounted to $8,094, as compared to $7,020 for the six-month period ended June 30, 2009, an increase of 15%, which was due to the addition of fixed assets over this period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the six-month period ended June 30, 2010 amounted to $102,825, as compared to $102,718 for the six-month period ended June 30, 2009.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The change was less than 1%.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the six-month period ended June 30, 2010 were $146,969, as compared to $437,509 for the six-month period ended June 30, 2009, a decrease of 66%. The decrease in other general and administrative expenses was mainly due to decrease in consultancy fees resulting from completion of consultancy services at Feburary 28 and August 31, 2009 repectively and audit / review fees which was mainly due to the audit fee incurred in connection with the proposed acquisition of an entity for the three-month period ended June 30, 2009

INTEREST INCOME

The interest income for the six-month period ended June 30, 2010 was $3,296, as compared to $1,875 for the six-month period ended June 30, 2009, an increase of 76%. This change was due to the increase in average balance of bank deposits in the current period as compared with in the same period of 2009

OTHER INCOME

The other income for the six-month period ended June 30, 2010 was $6,939, a result from the sales of software to Chigo for its replacement. There was no such sales in the six-month period ended June 30, 2009. As it was one-off in nature, we classified it as other income instead of operating revenue.

INTEREST EXPENSES

During the six-month period ended June 30, 2010, the interest expenses was $27,512, which was mainly resulted from a loan from a related party. This was increased by 117% as compared to the interest expense of $12,684.  Following the rearrangement of loans from a related party on April 30, 2009, the loans are interest-bearing at 1% per month, resulting in six months interest expenses for the six-month periods ended June 30, 2010 but only two months interest expenses for the six-month ended June 30, 2009.  There was no such expense from January to April of 2009.

GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

For the six-month period ended June 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. This was no such gain in the six-month period ended June 30, 2009.

As the Disposal met the definition of a discontinued operation as defined in ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS No. 144), the results of operations of these businesses have been reclassified for all periods presented.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2010 and 2009.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the six-month period ended June 30, 2010, no provision for EIT has been made.

NET INCOME

The Company incurred a net income of $639,457 for the six-month period ended June 30, 2010, as compared to a net loss of $590,829 for the six-month period ended June 30, 2009. The increase in net income was primarily due to increase in service income and the gain on disposal of interest in a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, cash and cash equivalents totaled $503,892, an increase of $125,221 as compared with $378,671 as of December 31, 2009.  The increase was the result of a combination of net cash used in financing activities in the amount of $190,934, net cash generated from operating activities in the amount of $198,182 and net cash generated from investing activities of $117,973. The cash used in financing activities was primarily due to repayments to related parties and short-term bank loan.  The net cash generated from operating activities was mainly due to the net operating  income and the increase in trade payables. The net cash provided by investing activities was mainly due to decrease in collateralized bank deposits.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the second three months of 2010, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the six months ended June 30, 2010, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

August 23, 2010	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

August 23, 2010	Smartpay Express, Inc.
	By:	/s/ Jin Liu
Jin Liu
Chief Financial Officer