Form 10-Q
period 2010-09-30
SMARTPAY EXPRESS, INC.
filed 2010-11-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of September 30, 2010.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended September, 30, 2010

TABLE OF CONENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three-month and nine-month periods ended September 30, 2010 and 2009	3

Condensed Consolidated Balance Sheets as of September 30, 2010 (unauditd) and December 31, 2009	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6 - 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10-14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4 - CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	16

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5 - OTHER INFORMATION	16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	17

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Note	US$	US$	US$	US$
Continuing operations			(Restated)		(Restated)

Operating revenues
Service income		230,986	441,834	1,235,446	666,939
Sale of mobile phones		-	-	-	929,785

Operating expenses
Subcontracting and other service costs		(142,723)	(92,304)	(699,062)	(175,938)
Purchase of mobile phones		-	-	-	(891,180)
Staff costs		(34,966)	(18,459)	(168,483)	(149,654)
Depreciation of property, plant and equipment		(4,365)	(3,530)	(12,459)	(10,550)
Amortization of intangible assets		(51,413)	(51,359)	(154,238)	(154,076)
Other general and administrative expenses		(30,586)	(89,021)	(177,555)	(526,529)

Income (Loss) from operations		(33,067)	187,161	23,649	(311,203)

Non-operating income (expenses)
Interest income		286	-	3,582	1,876
Other income		13,450	-	20,389	-
Amortization of loans from a related party		-	-	-	(11,333)
Interest expenses		(12,041)	(16,451)	(39,553)	(29,135)
Compensation payment		-	-	-	(18,118)
Gain on disposal of interest in a subsidiary	8	-	-	607,525	-
Loss on early termination of loans from a related party		-	-	-	(15,658)

Income (Loss) before income tax and noncontrolling interests		(31,372)	170,710	615,592	(383,571)

Income tax	4	-	-	-	-

Net income (loss) from continuing operations		(31,372)	170,710	615,592	(383,571)

Discontinued operations
Loss from discontinued operations	5	-	(15,937)	(8,472)	(104,969)

Net income (loss) including noncontrolling interests		(31,372)	154,773	607,120	(488,540)

Add: net loss from continuing operations attributable to noncontrolling interests		-	5,522	834	35,424

Add: net loss from discontinued operations attributable to noncontrolling interests		-	3,668	131	26,250

Net income (loss) attributable to SPYE common stockholders		(31,372)	163,963	608,085	(426,866)

Other comprehensive income
- Foreign currency translation adjustment		-	-	-	15,669

Total comprehensive income (loss)		(31,372)	163,963	608,085	(411,197)

Basic and diluted earnings (loss) per share
Earnings (Loss) per share from continuing operations		(2.43) cents	13.64 cents	47.71 cents	(26.94) cents
Loss per share from discontinued operations		-	(0.95) cents	(0.65) cents	(6.09) cents

		(2.43) cents	12.69 cents	47.06 cents	(33.03) cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166	1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		September 30, 2010	December 31, 2009
	Note	US$	US$
		(Unaudited)
ASSETS

Current assets
Trade receivables from third parties		253,916	194,865
Trade receivable from a related party	6(b)(i)	5,821	5,821
Prepayments and deposits		6,508	125,913
Other debtors		50,286	52,771
Amounts due from related parties	6(b)(ii)	13,576	-
Income tax recoverable		28,882	3,829
Inventories		56,813	40,385
Cash and cash equivalents		599,724	378,671
Bank deposits, collateralized	7	-	132,353

Total current assets		1,015,526	934,608

Property, plant and equipment, net		48,025	69,759
Intangible assets, net		1,139,001	1,322,651

Total assets		2,202,552	2,327,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		558,189	311,058
Accrued charges and other payables		339,475	531,981
Amounts due to related parties	6(b)(iii)	84,997	19,458
Temporary receipts		35,471	61,470
Short-term bank loan	7	-	125,000
Interest payable to a related party	6(b)(v)	-	56,588

Total current liabilities		1,018,132	1,105,555

Long-term loans from a related party	6(b)(iv)	-	707,353

Commitments and contingencies

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of September 30, 2010 and December 31, 2009
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of September 30, 2010 and December 31, 2009		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(900,700)	(1,508,785)
Accumulated other comprehensive income		74,055	74,055

Total SPYE stockholders’ equity		1,184,420	576,335
Noncontrolling interests		-	(62,225)

Total stockholders’ equity		1,184,420	514,110

Total liabilities and stockholders' equity		2,202,552	2,327,018

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	$US	US$

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	607,120	(488,540)

Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation of property, plant and equipment	12,727	11,353
Amortization of intangible assets	154,238	162,082
Interest income	(3,585)	(1,901)
Interest expense	46,171	39,805
Compensation payment	-	18,118
Amortization of loans from a related party	-	16,469
Gain on disposal of interest in a subsidiary	(607,525)	-
Loss on early termination of loans from a related party	-	25,974
Share of result of an associate	-	18,767
Exchange difference	-	1,761
Changes in working capital:
Trade receivables	(59,051)	(100,008)
Prepayments and deposits	(472)	65,229
Other debtors	2,039	186,050
Inventories	(39,643)	(21,620)
Trade payables	247,131	76,657
Accrued charges and other payables	(24,706)	(70,611)
Temporary receipts	(25,999)	(79,371)
Income tax recoverable/payable	(25,053)	3,829

Net cash generated from (used in) operating activities	283,392	(135,957)

Cash flows from investing activities:
Interest income	3,582	1,901
Payments for purchase of property, plant and equipment	(17,674)	(5,830)
Payments for purchase of intangible assets	-	(29,411)
Decrease in bank deposit, collateralized	132,353	11,414

Net cash generated from (used in) investing activities	118,261	(21,926)

Cash flows from financing activities:
Repayments to related parties	(55,600)	(14,791)
Interest paid	-	(4,437)
Compensation payment	-	(18,118)
Repayment of short-term bank loan	(125,000)	(125,000)
New short-term bank loan raised	-	125,000

Net cash used in financing activities	(180,600)	(37,346)

Net increase (decrease) in cash and cash equivalents	221,053	(195,229)

Cash and cash equivalents at beginning of period	378,671	245,685

Effect on exchange rate changes	-	3,576

Cash and cash equivalents at end of period, represented by cash and bank balances	599,724	54,032

Supplemental cash flow information
Interest paid	-	4,437
Non-cash transactions (see note 8): -consideration for acquisition of additional interest in a subsidiary paid by a related party	294,118	-
-consideration for disposal of interest in a subsidiary settled by offsetting against the amount due to a related party	817,647	-

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2010 to September 30, 2010

The accompanying financial statements present the financial position of the Company as of September 30, 2010 and December 31, 2009, and its results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Foshan) Limited (formerly Eastern Concept Corporate Consulting (Shenzhen) Limited) and Guangdong Wanzhi Electron S&T Company Limited (formerly Foshan Wanzhi Electron S&T Company Limited) (“Wanzhi”). Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC.

2.	GOING CONCERN CONSIDERATION

The Company had negative working capital of US$2,606 as of September 30, 2010 and incurred a loss of US$31,372 for the three-month period then ended, which raises doubt about its ability to continue as a going concern.

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

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC incurred losses for taxation purpose during the three-month and nine-month periods ended September 30, 2010 and 2009 or their estimated associable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

5.	DISCONTINUED OPERATIONS

As mentioned in note 8 to the financial statements, Wanzhi disposed of its entire 90% equity interests in Foshan Company at a consideration of approximately US$817,647. The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360 “Property, Plant and Equipment” (formerly SFAS No. 144). Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income	-	73	-	1,781

Subcontracting and other service costs	-	(6)	-	(155)
Staff costs	-	(1,095)	(1,576)	(43,532)
Depreciation of property, plant and equipment	-	(268)	(268)	(803)
Amortization of intangible assets	-	-	-	(8,006)
Other general and administrative expenses	-	(2,725)	(13)	(9,390)
Interest income	-	-	3	25
Amortization of loans from a related party	-	-	-	(5,136)
Share of results of an associate	-	(5,302)	-	(18,767)
Interest expenses	-	(6,614)	(6,618)	(10,670)
Loss on early termination of loans from a related party	-	-	-	(10,316)

Loss before income tax	-	(15,937)	(8,472)	(104,969)
Income tax	-	-	-	-

Loss from discontinued operations	-	(15,937)	(8,472)	(104,969)

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited (“Chigo”) *	A company in which Li Xing Hao has control and beneficial interest
	Foshan Information Technology Company Limited (“Foshan Company”) *	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan JinCheng Information Technology Company Limited (“JinCheng”) *	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan KaiEr Information Technology Company Limited (“KaiEr”) *	An associate of JinCheng
	Tang Jin Cheng	A director of JinCheng

               *  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

    (i)        Trade receivable from a related party

	As of
	September 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	5,821	5,821

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii)        Amounts due from related parties

	As of
	September 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Tang Jin Cheng	- -	14,706
JinCheng	13,576	- -
KaiEr	28,0499	108,9311

	41,6255	123,6377
Allowance for doubtful accounts	(28,049))	(123,637))

	13,576	- -

An allowance for doubtful accounts was made during the year ended December 31, 2009 because the management is of the opinion that the recovery of the amounts due would be remote.

As of September 30, 2010 and December 31, 2009, the amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)        Amounts due to related parties

	As of
	September 30, 2010	December 31, 2009
	US$	US$
		(Audited)

Chigo	3,706	3,706
Foshan Company	59,419	-
Li Xing Hao	21,872	15,752

	84,997	19,458

The amounts due are unsecured, interest-free and have no fixed repayment term.

6.          RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

(iv)       Loans from a related party

The loans from Li Xing Hao as of December 31, 2009 were unsecured and carry a monthly interest of 1%. In September 2010, the loans were fully settled by offsetting against the consideration for disposal of interest in a subsidiary as mentioned in note 8 below.

(v)        Interest payable to a related party

As of
	September 30, 2010	December 31, 2009
	US$	US$
(Audited)

Li Xing Hao	-	56,588 8

In September 2010, the interest payable to a related party was fully settled by offsetting against the consideration for disposal of interest in a subsidiary as mentioned in note 8 below.

(c)	Summary of related party transactions

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Service income from Chigo	-	-	-	53,762
Sundry income from Chigo	-	-	6,851	-
Interest expenses to Li Xing Hao	5,418	18,628	38,941	35,368
Compensation payment to Li Xing Hao	-	-	-	18,118

7.	SHORT-TERM BANK LOAN

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

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the condensed consolidated statements of operations. The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of US$342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal. 30% of the interest was sold to Li Xing Hao and the related consideration of US$251,471 was settled by offsetting against the amount due to him. The remaining consideration of US$566,176 was also settled by offsetting against the loan and interest payable to Li Xing Hao as details in note 6(b)(iv) and (v) above.

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

On December 31, 2009, the Company agreed with the Purchaser to terminate the Proposed Disposal as the Purchaser was unable to settle the consideration as scheduled. The assets held for sale was then reclassified as held and used and measured at the lower of its carrying amount before the asset was classified as held for sale, adjusted for amortization expense that would have been recognized had the asset been continuously classified as held and used and its fair value as of December 31, 2009. JinCheng, a subsidiary of Foshan Company, was effectively disposed of through the disposal of Wanzhi’s 90% equity interest in Foshan Company in May, 2010 as detailed in note 8 above.

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

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYE is principally engaged in providing smart card systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.  The Company currently has 30 employees, including 27 card equipment and software development staff members and 3 finance personnel.

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month and the nine-month periods ended September 30, 2010 and 2009.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
Continuing operations		(Restated)		(Restated)

Operating revenues
Service income	230,986	441,834	1,235,446	666,939
Sale of mobile phones	-	-	-	929,785

Operating expenses
Subcontracting and other service costs	(142,723)	(92,304)	(699,062)	(175,938)
Purchase of mobile phones	-	-	-	(891,180)
Staff costs	(34,966)	(18,459)	(168,483)	(149,654)
Depreciation of property, plant and equipment	(4,365)	(3,530)	(12,459)	(10,550)
Amortization of intangible assets	(51,413)	(51,359)	(154,238)	(154,076)
Other general and administrative expenses	(30,586)	(89,021)	(177,555)	(526,529)

Income (Loss) from operations	(33,067)	187,161	23,649	(311,203)

Non-operating income (expenses)
Interest income	286	-	3,582	1,876
Other income	13,450	-	20,389	-
Amortization of loans from a related party	-	-	-	(11,333)
Interest expenses	(12,041)	(16,451)	(39,553)	(29,135)
Compensation payment	-	-	-	(18,118)
Gain on disposal of interest in a subsidiary	-	-	607,525	-
Loss on early termination of loans from a related party	-	-	-	(15,658)

Income (Loss) before income tax and noncontrolling interests	(31,372)	170,710	615,592	(383,571)

Income tax	-	-	-	-

Net income (loss) from continuing operations	(31,372)	170,710	615,592	(383,571)

Discontinued operations
Loss from discontinued operations	-	(15,937)	(8,472)	(104,969)

Net income (loss) including noncontrolling interests	(31,372)	154,773	607,120	(488,540)

Add: net loss from continuing operations attributable to noncontrolling interests	-	5,522	834	35,424

Add: net loss from discontinued operations attributable to noncontrolling interests	-	3,668	131	26,250

Net income (loss) attributable to SPYE common stockholders	(31,372)	163,963	608,085	(426,866)

Other comprehensive income
- Foreign currency translation adjustment	-	-	-	15,669

Total comprehensive income (loss)	(31,372)	163,963	608,085	(411,197)

Basic and diluted earnings (loss) per share
Earnings (Loss) per share from continuing operations	(2.43) cents	13.64 cents	47.71 cents	(26.94) cents
Loss per share from discontinued operations	-	(0.95) cents	(0.65) cents	(6.09) cents

	(2.43) cents	12.69 cents	47.06 cents	(33.03) cents

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $230,986 service income as operating revenue for the three-month period ended September 30, 2010, as compared to $441,834 for the three-month period ended September 30, 2009, a decrease of 48%. Approximately 91% was generated from the Nanhai project and schools smartcard system for the three-month period ended September 30, 2010, as compared to 37% for the three-month period ended September 30, 2009. The decrease in service income was because schools in Maoming city and Qingyuan city in the Guangdong Province didn't renew their contracts with us. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement for a majority of the cities.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 55% to $142,723 for the three-month period ended September 30, 2010, as compared to $92,304 for the three-month period ended September 30, 2009.

A significant portion of these charges, approximately 97% and 98% for the three-month period ended September 30, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the three-month period ended September 30, 2010 increased by 89% to $34,966 as compared to $18,459 for the three-month period ended September 30, 2009.  This was resulted from the increase of wages for our employees and the increase in average number of employees. Currently, the Company employs a total of 30 employees, including 27 card equipment and software development staff members and 3 finance personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended September 30, 2010 amounted to $4,365, as compared to $3,530 for the three-month period ended September 30, 2009, an increase of 24%, which was due to the addition of fixed assets over this period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended September 30, 2010 amounted to $51,413, as compared to $51,359 for the three-month period ended September 30, 2009.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The change was less than 1%.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended September 30, 2010 were $30,586, as compared to $89,021 for the three-month period ended September 30, 2009, a decrease of 66%. The decrease in other general and administrative expenses was mainly due to the decrease in consultancy fees.

INTEREST INCOME

The interest income for the three-month period ended September 30, 2010 was $286, as compared to Nil for the three-month period ended September 30, 2009. For the three-month period ended September 30, 2010, the interest income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income for the three-month period ended September 30, 2010 was $13,450, a result from the government grant received from a specialized project. There was no such government grant received for the three-month period ended September 30, 2009.

INTEREST EXPENSES

During the three-month period ended September 30, 2010, the interest expenses of $12,041 on loans from a related party, a decreased of 27%, as compared to $16,451 for the three-month period ended September 30, 2009. The decrease was mainly resulted from the decrease in average outstanding balance of the loans from a related party.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2010 and 2009.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended September 30, 2010, no provision for EIT has been made.

NET INCOME

The Company incurred a net loss of $31,372 for the three-month period ended September 30, 2010, as compared to a net income of $163,963 for the three-month period ended September 30, 2009. The decrease in net income was primarily due to decrease in service income.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $1,235,446 service income as operating revenue for the nine-month period ended September 30, 2010, as compared to $666,939 for the nine-month period ended September 30, 2009, an increase of 85%. Approximately 97% was generated from the Nanhai project and schools smartcard system for the nine-month period ended Septemer 30, 2010, as compared to 49% for the nine-month period ended September 30, 2009. The increase in service income was due to the Company has expanded its services to schools in other cities in the Guangdong Province commmencing from mid-2009, but we anticipate that less operating revenues would be generated because schools in Maoming city and Qingyuan city in the Guangdong Province didn't renew their contracts with us for the three-month ended September 30, 2010. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement for a majority of the cities.

During the nine-month period ended September 30, 2009, the Company carried out a transaction for sale and purchase of mobile phones with costs and revenue of US$891,180 and US$929,785 respectively. This transaction was introduced by a subcontractor of the Company, which is a telecom service provider in the PRC. However, no such sales introduced by the subcontractor of the Company during the nine-month period ended September 30, 2010.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 297% to $699,062 for the nine-month period ended September 30, 2010, as compared to $175,938 for the nine-month period ended September 30, 2009.

A significant portion of these charges, approximately 98% and 95% for the nine-month period ended September 30, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system. The increase was a result of the increase in operating revenue from the Nanhai project and schools smartcard system.

STAFF COSTS

The total staff costs for the nine-month period ended September 30, 2010 slightly increased by 13% to $168,483 as compared to $149,654 for the nine-month period ended September 30, 2009. At September 30, 2010, the Company employs a total of 30 employees, including 27 card equipment and software development staff members and 3 finance personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the nine-month period ended September 30, 2010 amounted to $12,459, as compared to $10,550 for the nine-month period ended September 30, 2009, an increase of 18%, which was due to the addition of fixed assets over this period.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the nine-month period ended September 30, 2010 amounted to $154,238, as compared to $154,076 for the nine-month period ended September 30, 2009.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The change was less than 1%.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the nine-month period ended September 30, 2010 were $177,555, as compared to $526,529 for the nine-month period ended September 30, 2009, a decrease of 66%. The decrease in other general and administrative expenses was mainly due to decrease in consultancy fees resulting from completion of consultancy services at Feburary 28 and August 31, 2009 repectively and audit / review fees which was mainly due to the audit fee incurred in connection with the proposed acquisition of an entity during the three-month period ended June 30, 2009.

INTEREST INCOME

The interest income for the nine-month period ended September 30, 2010 was $3,582, as compared to $1,876 for the nine-month period ended September 30, 2009, an increase of 91%. This change was due to the increase in average balance of bank deposits in the current period as compared with in the same period of 2009.

OTHER INCOME

The other income for the nine-month period ended September 30, 2010 was $20,389, a result from the sales of software to Chigo for its replacement and government grant received for a specialized project. There was no such sales and government grant received in the nine-month period ended September 30, 2009. As the sales of Chigo was one-off in nature, we classified it as other income instead of operating revenue.

INTEREST EXPENSES

During the nine-month period ended September 30, 2010, the interest expenses was $39,553, which was mainly resulted from a loan from a related party. This was increased by 36% as compared to the interest expense of $29,135.  Following the rearrangement of loans from a related party on April 30, 2009, the loans are interest-bearing at 1% per month, resulting in nine months interest expenses for the nine-month periods ended September 30, 2010 but only five months interest expenses for the nine-month ended September 30, 2009.  There was no such expense from January to April of 2009.

GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

For the nine-month period ended September 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. This was no such gain in the nine-month period ended September 30, 2009.

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

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the nine-month period ended September 30, 2010, no provision for EIT has been made.

NET INCOME

The Company incurred a net income of $608,085 for the nine-month period ended September 30, 2010, as compared to a net loss of $426,866 for the nine-month period ended September 30, 2009. The increase in net income was primarily due to increase in service income and the gain on disposal of interest in a subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, cash and cash equivalents totaled $599,724, an increase of $221,053 as compared with $378,671 as of December 31, 2009.  The increase was the result of a combination of net cash used in financing activities in the amount of $180,600, net cash generated from operating activities in the amount of $283,392 and net cash generated from investing activities of $118,261. The cash used in financing activities was primarily due to repayments to related parties and short-term bank loan.  The net cash generated from operating activities was mainly due to the net operating  income and the increase in trade payables. The net cash provided by investing activities was mainly due to decrease in collateralized bank deposits.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the third three months of 2010, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the nine months ended September 30, 2010, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

November 15, 2010	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

November 15, 2010	Smartpay Express, Inc.
	By:	/s/ Jin Liu
Jin Liu
Chief Financial Officer