Form 10-K
period 2010-12-31
SMARTPAY EXPRESS, INC.
filed 2011-04-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer |_|                        Smaller reporting company |X|

Indicate by check mark whether   the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer's revenues for its most recent fiscal year were $1,462,296

As of June 30, 2010, which was the last business day of the registrant most recent second fiscal quarter, the aggregate market value of the registrant Common Stock held by non-affiliates of the registrant was $73,537.35 based on the closing sale price of $0.15 per share on that date.

As of April 15, 2011, there were outstanding 1,292,166 shares of the issuer's common stock, par value $.001.

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

In February 2008, Foshan disposed of a 45% equity interest in Foshan Company at a consideration of US$410,961 (the “Disposal”). As a result of the Disposal. SPYE held a 55% equity interest in Foshan Company through Foshan.

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

In March 2009, Foshan Company entered into an agreement to dispose of its entire 51% equity interest in JinCheng at a consideration of US$365,217. In December 2009, Foshan Company agreed with the Purchaser to terminate the disposal as the Purchaser was unable to settle consideration as scheduled.

On February 2, 2010, Foshan acquired an additional 35% equity interest in Foshan Company at a cash consideration of US$294,118, resulting in an increase of the Company’s shareholding in Foshan Company from 55% to 90%.

In May 2010, Foshan disposed of its entire 90% equity interest in Foshan Company at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations.

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Consulting and Foshan.  Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

SPYE and its subsidiaries are collectively referred to as the “Company”.
The following organizational chart shows the relationship of these entities and their owners as of December 31, 2010:

Introduction to the Business of Eastern Concept

Eastern Concept was incorporated in Hong Kong with limited liability on June 29, 2007 with 10,000 authorized shares with a par value of HK$1. On incorporation, one share of HK$1 each was issued at par for cash to provide initial working capital for Eastern Concept. Eastern Concept was capitalized at $1.36 million in cash and cash equivalents for the purpose of making the acquisition of Foshan.

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

Foshan has opened branches in the city of Foshan in Guangdong Province. It currently has 2 card equipment and software development staff members, 10 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

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

How Much Foshan Sells

Our net sales to unaffiliated customers for the period from January 1, 2010 to December 31, 2010 were approximately $1,462,296. All operating revenues were generated from providing our smart card system and other services to various third parties.

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

Existing Facilities

The Company is located at Feng Gang Road, Lishui, Nanhai District, Foshan City, Guangdong Province, the People’s Republic of China, with a total office space of approximately 9,000 square feet.

Sales and Marketing

Foshan has a current sales and marketing force of 10 personnel, who report to Foshan’s headquarters in Nanhai District, Foshan City and are assigned to our consumers’ offices from time to time for after-sales support. Foshan’s marketing strategy is to explore applications for specific regions and industries as follows:

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

Intellectual Property

Foshan owns the operating right from the Chinese government for the all-in-one municipal smart card system in Nanhai district of Foshan City, Guangdong Province, the People’s Republic of China.

Customers

From January 1, 2010 to December 31, 2010, the Company achieved revenues of $1,462,296. During the same period, the Company’s top five customers - ranked by the sales amount sold to each customer - contributed $1,286,039 in revenues. The following table depicts the top five customers for the period from January 1, 2010 through December 31, 2010.

Name of Customer	Sales	% of Total Sales
China Mobile Foshan Branch	$471,041	32.2%
China Mobile Maoming City Branch	$456,203	31.2%
China Mobile Qingyuan City Branch	$162,873	11.1%
Daokedao SoftCo., Ltd	$134,254	9.2%
China Mobile Shanwei City Branch	$61,668	4.2%
TOTALS	$1,286,039	87.9%

Regulation

The Company is subject to regulation by both the PRC central government and by local government agencies. Since its inception, the Company has been in compliance with applicable regulations.

All all-in-one municipal smart card operators are required to have operating licenses for the right to operate in designated cities in the People’s Republic of China.

Employees

The Company currently has 17 full time employees.

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

Item 2 .      Properties

The Company does not own any real property. Foshan leases approximately 9,000 square feet of office space in Foshan City.

Item 3 .      Legal Proceedings

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

		High	Low

2010	First Quarter	0.15	0.15
	Second Quarter	0.15	0.15
	Third Quarter	0.15	0.15
	Fourth Quarter	0.02	0.02

2009	First Quarter	1.00	0.15
	Second Quarter	0.15	0.15
	Third Quarter	0.15	0.15
	Fourth Quarter	0.15	0.15

The transfer agent for our common stock is Guardian Registrar & Transfer, Inc., 7951 Southwest 6th Street, Suite 216, Plantation, FL 33324, Attn: Elson Soto, Jr. Tel: (954) 915-0105.

As of December 31, 2010, there were 146 holders of record of 1,292,166 outstanding shares of common stock of the Company.

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

Equity Compensation Plans

As of December 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we did not sell any unregistered securities.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2010.

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

Through its indirectly wholly-owned subsidiary, Foshan Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYE is principally engaged in providing smart card payment systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province. The Company currently has 2 card equipment and software development staff members, 10 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

RESULTS OF OPERATIONS

The following table shows selected financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2010 and 2009.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

( In US$ thousands except per share data)	Year Ended	% of	Year Ended	% of
	Dec 31, 2010	Revenue	Dec 31, 2009	Revenue
Continuing operations

Operating revenues
Service Income	1,462	100.0	1,195	60.1
Sale of mobile phones	-	-	795	39.9

Operating expenses
Subcontracting and other service costs	(913)	(62.5)	(541)	(27.2)
Purchase of mobile phones	-	-	(756)	(38.0)
Staff costs	(186)	(12.7)	(161)	(8.1)
Depreciation expenses	(19)	(1.3)	(16)	(0.8)
Amortization of intangible assets	(206)	(14.1)	(205)	(10.3)
Impartment loss of intangible assets	(441)	(30.1)	-	-
Allowance for doubtful accounts on inventories, trade receivables, prepayments, other receivables and amounts due from related parties	(49)	(3.4)	(104)	(5.2)
Other general and administrative expenses	(237)	(16.2)	(545)	(27.4)

Total Operating expenses	(2,051)	(140.3)	(2,328)	(117.0)

Loss from operations	(589)	(40.3)	(338)	(17.0)

Non-operating income (expenses)
Interest income	4	0.3	3	0.1
Others	12	0.8	(92)	(4.6)

Loss before income tax and noncontrolling interests	(573)	(39.2)	(427)	(21.5)
Income tax expense	-	-	-	-

Discontinued operations
Income (Loss) from discontinued operations	599	41.0	(539)	(27.0)

Income (Loss) before noncontrolling interests	26	1.8	(966)	(48.5)

Noncontrolling interests	1	-	355	17.8

Net Income (Net loss)	27	1.8	(611)	(30.7)

Loss per share
Basic and diluted	$(0.02)		$(0.47)

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $1,462,296 service income as operating revenue for the year ended December 31, 2010, as compared to $1,195,180 for the year ended December 31, 2009, an increase of 22%. Approximately 86% was generated from the Nanhai project and schools smartcard system for the year ended December 31, 2010, as compared to 68% for the year ended December 31, 2009. The increase was due to the Company has expanded its services to schools in other cities in the Guangdong Province commencing from mid-2009, but we anticipate that less operating revenues would be generated because schools in Maoming city, Qingyuan city and Shanwei city in the Guangdong Province didn't renew their contracts with us as of December 31, 2010. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement.

During the year ended December 31, 2010, the Company generated its revenues from cities including Guangzhou, Foshan, Nanhai, Shunde, Maoming, Qingyuan, Jieyang and Shanwei.  The Company anticipates less revenues will be generated in 2011 because some cities had terminated their agreements with us.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs increased 69% to $912,661 for the year ended December 31, 2010, as compared to $541,156 for the year ended December 31, 2009.

The significant portion of these charges, approximately 81% and 97% for the year ended December 31, 2010 and 2009, respectively, was related to the Nanhai project and schools smartcard system. The decrease was a result from the cost of sales arising from sales of equipment to a service provider of $135,864 representing 14.9% of subcontracting and other service costs incurred during the year ended December 31, 2010.

STAFF COSTS

The total staff costs for the year ended December 31, 2010 amounted to $186,416 as compared to $161,200 for the year end December 31, 2009, an increase of 16%. The increase in staff costs was due to the increase in average number of personnel during the year ended December 31, 2010 to cope with the increasing services. Currently, the Company has 2 card equipment and software development staff members, 10 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the year ended December 31, 2010 amounted to $18,593, as compared to $15,681 for the year ended December 31, 2009, an increase of 19%, which was due to the addition of fixed assets over this year and last year.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for year ended December 31, 2010 amounted to $205,651, as compared to $205,435 for the year ended December 31, 2009.  There was no significant change in amortization charges on the operating rights of the Nanhai project and computer software relating to the Nanhai project.  As of December 31, 2010, the carrying value of the operating rights of the Nanhai project was $521,475 and the carrying value of the intangible asset of the computer software was $138,525.

IMPAIRMENT LOSS OF INTANGIBLE ASSETS

The management has prepared a cash flow forecast for the impairment assessment of the intangible assets in relation to the operating right and computer software in respect of Nanhai project. As a result of the impairment test, the management considers that the carrying amount of the intangible assets exceeds its fair value, so an impairment loss of $441,176 was made in the financial statements during the year ended December 31, 2010.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the year end December 31, 2010 were $237,797, as compared to $544,922 for the year ended December 31, 2009, a decrease of 56%. The decrease in other general and administrative expenses was mainly due to the decrease in consultancy fees resulting from completion of consultancy services at February 28 and August 31, 2009 respectively and audit / review fees which was mainly due to the audit fee incurred in connection with the proposed acquisition of an entity in 2009.

INTEREST INCOME

Interest income for the year ended December 31, 2010 was $3,969, as compared to $2,733 for the year ended December 31, 2009, an increase of 45%.  This income was the interest earned on cash in bank deposit.  The change was due to the increase in average balance of bank deposits in 2010.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in years 2010 and 2009.

The Company’s PRC established subsidiaries incurred losses for the year ended December 31, 2010, so no provision for EIT has been made yet.

NET INCOME (LOSS)

The Company had generated $27,004 net income for the year ended December 31, 2010, as compared to a net loss of $611,101 for the year ended December 31, 2009, which was primarily due to increase in service income and the gain on disposal of interest in a subsidiary partly offset by the impairment loss on intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, cash and cash equivalents totaled $209,304.  This cash position was the result of a combination of net cash used in financing activities in the amount of $541,253, net cash provided by operating activities in the amount of $246,519 and net cash provided by investing activities of $117,459. The cash used in financing activities was primarily due to repayment to advances from related parties and short-term bank loan.  The net cash provided by operating activities was mainly due to cash generated from operations. The net cash provided by investing activities was the decrease in collateralize bank deposits resulting from repayment of short-term bank loan. We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing in Receivables and the Allowance for Credit Losses”, which will require the Company to expand disclosures about the credit quality of the Company’s financing receivables and its allowance for credit losses on a disaggregated basis. This ASU will also require the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. The adoption of this Update does not have a material effect on the Company’s financial statements.

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

SMARTPAY EXPRESS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	19

Consolidated Statements of Operations and Other Comprehensive Income	20-21

Consolidated Balance Sheets	22

Consolidated Statements of Stockholders' Equity	23

Consolidated Statements of Cash Flows	24

Notes to Financial Statements	25 - 44

Report of Independent Registered Public Accounting Firm

To the Sole Director and Stockholders of
SmartPay Express, Inc.

We have audited the accompanying consolidated balance sheets of SmartPay Express, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company had negative working capital as of December 31, 2010 of US$83,159, which raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 15, 2011

SmartPay Express, Inc.

Consolidated Statements of Operations and Other Comprehensive Income

		Year Ended	Year ended
		December 31,	December 31,
		2010	2010
	Note	US$	US$
Continuing operations			(Restated – Note 5)

Operating revenues
Service income		1,462,296	1,195,180
Sale of mobile phones		-	794,688

		1,462,296	1,989,868
Operating expenses
Subcontracting and other service costs		(912,661)	(541,156)
Purchase of mobile phones		-	(755,548)
Staff costs		(186,416)	(161,200)
Depreciation of property, plant and equipment		(18,593)	(15,681)
Amortization of intangible assets		(205,651)	(205,435)
Impairment loss of intangible assets	8	(441,176)	-
Allowance for doubtful accounts on inventories, trade receivables, prepayments, other receivables and amounts due from related parties		(49,355)	(104,380)
Other general and administrative expenses		(237,797)	(544,922)

		(2,051,649)	(2,328,322)

Loss from operations		(589, 353)	(338,454)

Interest income		3,969	2,733
Interest expense		(44,420)	(46,343)
Other income		56,790	353
Amortization of loans from a related party	6(b)(iv)	-	(11,333)
Compensation payment	6(b)(iv)	-	(18,118)
Loss on early termination of loans from a related party	6(b)(iv)	-	(15,658)

Loss before income tax and noncontrolling interests		(573,014)	(426,820)

Income tax	4	-	-

Net loss including noncontrolling interests		(573,014)	(426,820)

Discontinued operations
Income (Loss) from discontinued operations	5	599,053	(538,741)

The financial statements should be read in conjunction with the accompanying notes

SmartPay Express, Inc.

Consolidated Statements of Operations and Other Comprehensive Income

		Year ended	Year ended
		December 31,	December 31,
		2010	2009
	Note	US$	US$
			(Restated – Note 5)

Net income (loss) including noncontrolling interests		26,039	(965,561)

Add: net loss from continuing operations attributable to noncontrolling interests		834	150,776
Add: net loss from discontinued operations attributable to noncontrolling interests		131	203,684

Net income (loss) attributable to SPYE common stockholders		27,004	(611,101)

Other comprehensive income
- Foreign currency translation adjustment		16,274	15,671

Total comprehensive income (loss)		43,278	(595,430)

Basic and diluted earnings (loss) per share
Loss per share from continuing operations		(44.28) cents	(21.36) cents
Income (Loss) per share from discontinued operations		46.37 cents	(25.93) cents

		2.09 cents	(47.29) cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes

SmartPay Express, Inc.

Consolidated Balance Sheets

		As of December 31,	As of December 31,
		2010	2009
	Note	US$	US$
ASSETS

Current assets
Trade receivables from third parties		351,807	194,865
Trade receivable from a related party	6(b)(i)	5,944	5,821
Prepayments and deposits		6,624	125,913
Other debtors		20,194	52,771
Amounts due from related parties	6(b)(ii)	382,834	-
Income tax recoverable		29,489	3,829
Inventories		7,856	40,385
Cash and cash equivalents		209,304	378,671
Bank deposits, collateralized	11	-	132,353

Total current assets		1,014,052	934,608

Property, plant and equipment, net	7	42,772	69,759
Intangible assets, net	8	660,000	1,322,651

Total assets		1,716,824	2,327,018

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		641,080	311,058
Accrued charges and other payables	9	284,204	531,981
Amounts due to related parties	6(b)(iii)	114,511	19,458
Temporary receipts	10	57,416	61,470
Short-term bank loan	11	-	125,000
Interest payable to a related party	6(b)(v)	-	56,588

Total current liabilities		1,097,211	1,105,555

Long-term loans from a related party	6(b)(iv)	-	707,353

Commitments and contingencies	12	-	-

Stockholders' equity

Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of December 31, 2010 and 2009 Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of December 31, 2010 and 2009		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve	13	319	319
Accumulated losses		(1,481,781)	(1,508,785)
Accumulated other comprehensive income		90,329	74,055

Total SPYE stockholders’ equity		619,613	576,335

Noncontrolling interests		-	(62,225)

Total stockholders’ equity		619,613	514,110

Total liabilities and stockholders’ equity		1,716,824	2,327,018

The financial statements should be read in conjunction with the accompanying notes

SmartPay Express, Inc.

Consolidated Statements of Stockholders' Equity

	Common stock	Additional paid in capital	Dedicated reserve	Accumulated losses	Accumulated other comprehensive income	Total SPYE stockholders’ equity	Non-controlling interests	Total stockholders’ equity
	US$	US$	US$	US$	US$	US$	US$	US$

As of January 1, 2009	1,292	2,009,454	319	(897,684)	58,384	1,171,765	288,000	1,459,765
Net loss	-	-	-	(611,101)	-	(611,101)	(354,460)	(965,561)
Foreign currency translation adjustment	-	-	-	-	15,671	15,671	4,235	19,906

As of December 31, 2009 and at January 1, 2010	1,292	2,009,454	319	(1,508,785)	74,055	576,335	(62,225)	514,110

Net income	-	-	-	27,004	-	27,004	-	27,004
Acquisition of additional interest in a subsidiary (note 14)	-	(342,793)	-	-	-	(342,793)	-	(342,793)
Disposal of interest in a subsidiary (note 14)	-	342,793	-	-	-	342,793	62,225	405,018
Foreign currency translation adjustment	-	-	-	-	16,274	16,274	-	16,274

As of December 31, 2010	1,292	2,009,454	319	(1,481,781)	90,329	619,613	-	619,613

The financial statements should be read in conjunction with the accompanying notes

SmartPay Express, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
	US$	US$
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	26,039	(965,561)

Adjustments to reconcile net income (loss) including noncontrolling interests to net cash provided by operating activities:
Depreciation of property, plant and equipment	18,861	23,824
Amortization of intangible assets	205,651	237,461
Loss on disposal of property, plant and equipment	-	16,655
Gain on disposal of interest in a subsidiary	(607,525)	-
Amortization of loans from a related party	-	16,469
Loss on early termination of loans from a related party	-	25,974
Share of result of an associate	-	19,028
Impairment loss of intangible assets	441,176	224,182
Exchange difference	16,412	1,764
Changes in working capital:
Trade receivables	(152,846)	(148,522)
Inventories	10,163	(6,689)
Prepayments and deposits	2,038	104,376
Other debtors	33,240	244,757
Trade payables	323,483	269,741
Accrued charges and other payables	(90,201)	(1,250)
Temporary receipts	(5,346)	(34,263)
Income tax recoverable	(25,052)	-
Interest payable to a related party	50,426	56,588

Net cash provided by operating activities	246,519	84,534

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	(17,676)	(21,216)
Payments for purchase of intangible assets	-	(29,411)
Decrease in bank deposits, collateralized	135,135	-

Net cash provided by (used in) investing activities	117,459	(50,627)

Cash flows from financing activities:
New short-term bank loan raised	-	125,000
(Repayment to) Advances from related parties	(413,625)	95,503
Repayment of short-term bank loan	(127,628)	(125,000)

Net cash (used in) provided by financing activities	(541,253)	95,503

Net (decrease) increase in cash and cash equivalents	(177,275)	129,410

Cash and cash equivalents at beginning of year	378,671	245,685

Effect on exchange rate changes	7,908	3,576

Cash and cash equivalents at end of year,	209,304	378,671
represented by cash and bank balances

Supplemental disclosure of cash flow information
Interest received	3,972	2,759
Interest paid	-	(7,043)

Non-cash transactions (note 14)
Consideration for acquisition of additional interest in a subsidiary paid by a related party	294,118	-
Consideration for disposal of interest in a subsidiary settled by offsetting against the amount due to a related party	817,647	-

The financial statements should be read in conjunction with the accompanying notes

SMARTPAY EXPRESS, INC.
Notes to Financial Statements
1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

SPYE, formerly known as Axiom III, Inc. (“AXIO”), was organized under the laws of the State of Nevada in June 2004. On October 10, 2007, AXIO entered into a share exchange agreement with, among others, the stockholders of Eastern Concept Development Limited ("Eastern Concept") pursuant to which AXIO acquired 100% of the issued and outstanding share capital of Eastern Concept in exchange for 35,351,667 shares of common stock of AXIO, or 70.7% of the total 50,000,000 issued and outstanding shares of common stock of AXIO after giving effect to the share exchange. On October 18, 2007, AXIO entered into a stock purchase agreement with Northeast Nominee Trust, the then major stockholder of AXIO, to dispose of its 100% interest in Axiom First Corporation, the only asset of AXIO just before the share exchange on October 10, 2007, at a consideration of US$1. Since then, AXIO entirely ceased its prior business operations.

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

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

In February 2008, Wanzhi disposed of its 45% equity interest in Foshan Company.

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

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations.

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Consulting and Wanzhi.  Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

SPYE and its subsidiaries are collectively referred to as the “Company”.

*    The official names are in Chinese and the English names are translation for reference only.

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

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

The Company had negative working capital as of December 31, 2010 of US$83,159, which raise doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon continuously attaining profitable operations in the future or obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments

The estimated fair values for financial instruments under FASB Accounting Standards Codification (“ASC”) Topic 825, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include cash, trade receivables and trade payables, approximate their carrying values in the financial statements due to short-term maturities of these assets and liabilities.

Earnings (loss) per share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential dilutive securities outstanding during the years ended December 31, 2010 and 2009 and therefore, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income

ASC Topic 220, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners.

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

Intangible assets

Purchased intangible assets with finite useful lives represent operating rights and related computer software, which are amortized using the straight-line method over their respective estimated economic lives. Intangible assets with indefinite useful lives are measured at cost and tested at least annually for impairment in accordance with ASC Topic 350, “Intangible – Goodwill and other”.

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, “Property, plant and equipment”. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include but are not limited to depreciation, amortization, impairment losses, taxes and contingencies. Actual results could differ from those estimates.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing in Receivables and the Allowance for Credit Losses”, which will require the Company to expand disclosures about the credit quality of the Company’s financing receivables and its allowance for credit losses on a disaggregated basis. This ASU will also require the Company to disclose additional information related to credit quality indicators, nonaccrual and past due information, and information related to impaired loans and loans modified in a troubled debt restructuring. The provisions of this ASU are effective for the Company’s reporting period ending December 31, 2010. The adoption of this Update does not have a material effect on the Company’s financial statements.

4.           TAXATION

The Company is subject to PRC enterprise income tax at the rate of 25% for the years ended December 31, 2010 and 2009.

A reconciliation of the PRC enterprise income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
	%	%

Statutory rate	25.0	(25.0)
Non-deductible expenses	428.9	6.8
Non-taxable income	(577.5)	-
Valuation allowance on deferred tax assets	123.6	18.2

Effective tax rate	-	-

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

By adoption of ASC 740, the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2010 and 2009, the Company has identified the jurisdictions in the PRC as “major” tax jurisdictions, as defined, in which it is required to file income tax returns. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

Based on a review of tax positions for all open years and contingencies, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740 during the years ended December 31, 2010 and 2009, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties.

5.           DISCONTINUED OPERATIONS

As mentioned in note 14 to the financial statements, Wanzhi disposed of its entire 90% equity interests in Foshan Company at a consideration of approximately US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations during the year ended December 31, 2010 (the “Disposal”). The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, “Property, Plant and Equipment”. Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Year ended December 31, 2010	Year ended December 31, 2009
	US$	US$

Service income	-	7,075

Subcontracting and other service costs	-	(4,968)
Staff costs	(1,576)	(44,956)
Depreciation of property, plant and equipment	(268)	(8,143)
Amortization of intangible assets	-	(32,026)
Impairment loss of intangible assets	-	(224,182)
Allowance for doubtful accounts on trade receivables, prepayments, other receivables and amounts due from related parties	-	(153,799)
Other general and administrative expenses	(13)	(26,000)
Interest income	3	26
Amortization of loans from a related party	-	(5,136)
Share of results of an associate	-	(19,028)
Interest expenses	(6,618)	(17,288)
Loss on early termination of loans from a related party	-	(10,316)

Loss before income tax	(8,472)	(538,741)
Gain on disposal of interest in a subsidiary	607,525	-
Income tax	-	-

Income (Loss) from discontinued operations	599,053	(538,741)

6.           RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

	Name	Existing relationships with the Company
	Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
	Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
	Foshan Information Technology Company Limited * (“Foshan Company”)	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan JinCheng Information Technology Company Limited* (“JinCheng”)	A company in which Li Xing Hao has significant influence and beneficial interest
	Foshan KaiEr Information Technology Company Limited (“KaiEr”) *	An associate of JinCheng
	Tang Jin Cheng	A director of JinCheng
	Huizhou Tintong Smart Device Company Limited* (“Tintong”)	A company in which Li Xing Hao has control and beneficial interest

*	The official names are in Chinese and the English names are translation for reference only.

(b)         Balances with related parties

(i)       Trade receivable from a related party

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Chigo	5,944	5,821

The amount due is unsecured, interest-free and has no fixed repayment term.

6.           RELATED PARTY TRANSACTIONS (CONTINUED)

(b)         Balances with related parties (continued)

(ii)       Amounts due from related parties

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Li Xing Hao	377,451	-
JinCheng	5,383	-
Tang Jin Cheng	-	14,706
KaiEr	-	108,931

	382,834	123,637
Allowance for doubtful accounts	-	(123,637)

	382,834	-

As of December 31, 2010, the amounts due are unsecured, interest-free and have no fixed repayment term. A reversal of allowance for doubtful accounts was made because the amount due from KaiEr was recovered during the year.

(iii)       Amounts due to related parties

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Foshan Company	60,667	-
Chigo	4,584	3,706
Li Xing Hao	-	15,752
KaiEr	49,260	-

	114,511	19,458

The amounts due are unsecured, interest-free and have no fixed repayment term.

6.           RELATED PARTY TRANSACTIONS (CONTINUED)

(b)         Balances with related parties (continued)

(iv)       Loans from a related party

The loans from Li Xing Hao as of December 31, 2009 were unsecured and carry a monthly interest of 1%. In September 2010, the loans were fully settled by offsetting against the consideration for disposal of interest in a subsidiary as mentioned in note 14 below.

(v)       Interest payable to a related party

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Li Xing Hao (note 6(b)(iv))	-	56,588

In September 2010, the interest payable to a related party was fully settled by offsetting against the consideration for disposal of interest in a subsidiary as mentioned in note 14 below.

(c)         Summary of related party transactions

	Year ended December 31, 2010	Year ended December 31, 2009
	US$	US$

Sundry income from KaiEr	8,270	-
Service income from Chigo	-	58,909
Interest expenses to Li Xing Hao (note 6(b)(iv))	43,809	56,588
Compensation payment to Li Xing Hao (note 6(b)(iv))	-	18,118
Service income from Tintong	-	251,072

7.           PROPERTY, PLANT AND EQUIPMENT, NET

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Office equipments	82,603	66,609
Computers	16,858	45,408

Cost	99,461	112,017
Less : Accumulated depreciation	(56,689)	(42,258)

	42,772	69,759

8.            INTANGIBLE ASSETS, NET

	Note	As of December 31, 2010	As of December 31, 2009
		US$	US$

Operating rights, net	(a)	521,475	1,026,534
Computer software, net	(b)	138,525	266,705
IC card logo	(c)	-	29,412

		660,000	1,322,651

8.            INTANGIBLE ASSETS, NET

	Note	As of December 31, 2010	As of December 31, 2009
		US$	US$

Nanhai project	(i)	1,446,484	1,416,704
ShanCheng project	(ii)	-	288,235

Cost		1,446,484	1,704,939
Less: Accumulated amortization		(569,101)	(454,223)
Less: Impairment loss		(355,908)	(224,182)

		521,475	1,026,534

(i) Nanhai project

On June 22, 2006, Wanzhi entered into a co-operative agreement (the “Co-operative Agreement”) with other parties which include, inter alia, the Education Authority in the Nanhai District, Foshan (the “Education Authority”). Pursuant to the Co-operative Agreement, Wanzhi needs to contribute certain computer equipment and software to the Education Authority and schools in the Nanhai District in exchange for an operating right for the provision of services in respect of a smartcard system to be installed in schools located in the Nanhai District. The smartcard system enables schools and parents to check progress and information of students, and being notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The operating right is granted for a period of 10 years from June 30, 2006 to June 30, 2016. The smartcard system has commenced operations in the Nanhai District since September 2008.

As of December 31, 2007, Wanzhi had already made all the required contributions of computer equipment and software to the Education Authority in exchange for the operating right in accordance with the Co-operative Agreement. No further contributions were made to the Education Authority during the years ended December 31, 2010 and 2009.
As a result of the impairment test, the management considers that the carrying amount of the operating right in respect of Nanhai project exceeds its fair value, so an impairment loss of US$355,908 was made in the financial statements during the year ended December 31, 2010.

8.	INTANGIBLE ASSETS, NET (CONTINUED)

(a)         Operating rights (continued)

(ii)	ShanCheng project

The amount represents an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the ShanCheng District, Foshan. The operating right was transferred from the minority stockholder of JinCheng as a 49% capital contribution for the establishment of JinCheng (see note 1). The fair value of the operating right was determined by reference to a valuation report dated August 28, 2008 issued by Foshan Yongde Certified Public Accountants Co., Ltd. The operation period is 10 years from 2006 to 2016.

As mentioned in note 1 to the financial statements, Wanzhi disposed of its entire 90% equity interests in Foshan Company. The operating rights of ShanCheng project has been disposed of by the Company as a result of the disposal.

(b)         Computer software

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Computer software	363,363	355,882
Less: Accumulated amortization	(130,295)	(89,177)
Less: Impairment loss	(94,543)	-

	138,525	266,705

The computer software is used directly in the Nanhai project.

As a result of the impairment test, the management considers that the carrying amount of the computer software in respect of Nanhai project exceeds its fair value, so an impairment loss of US$94,543 was made in the financial statements during the year ended December 31, 2010.

(c)         IC card logo

The amount represents the cost of the right to use the IC card logo for smartcards in the Foshan district, the PRC. The IC card logo is estimated as having infinite life and is measured at cost and tested at least annually for impairment in accordance with ASC Topic 350,  “Intangible – Goodwill and other”.

As mentioned in note 1 to the financial statements, Wanzhi disposed of its entire 90% equity interests in Foshan Company and the IC card logo has been disposed of by the Company accordingly.

9.            ACCRUED CHARGES AND OTHER PAYABLES

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Deposits for smartcards	71,130	117,080
Customers’ advances for smartcards	-	154,609
Subcontracting and other service costs payable	33,816	98,514
Accrued charges and other payables	109,824	73,354
Other tax payables	69,434	88,424

	284,204	531,981

10.            TEMPORARY RECEIPTS

	As of December 31, 2010	As of December 31, 2009
	US$	US$

Advance receipts for Nanhai project	32,852	45,768
Other advance receipts	24,564	15,702

	57,416	61,470

11.           SHORT-TERM BANK LOAN

The bank loan as of December 31, 2009 was collateralized by the Company’s bank deposit of US$132,353, interest-bearing at 6.3% per annum and fully repaid in January 2010.

12.          COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Company leases its office premises under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments:

	As of December 31, 2010	As of December 31, 2009
	US$	US$
Payable during the following periods:
Within one year	3,964	5,824
Over one year but not exceeding two years	-	3,882

Total operating lease commitments	3,964	9,706

Operating lease charges for the years ended December 31, 2010 and 2009 amounted to US$5,824 and US$4,638 respectively.

13.           DEDICATED RESERVE

As stipulated by the relevant laws and regulations in the PRC, the Company’s PRC established subsidiaries are required to maintain a discretionary dedicated reserve. These subsidiaries are required to transfer an amount equal to a minimum of 10% of its statutory net income to the dedicated reserve until the balance of the dedicated reserve reaches 50% of the subsidiaries’ registered capital. The dedicated reserve can only be utilized to offset prior years’ losses. No transfer to the dedicated reserve was made for the years ended December 31, 2010 and 2009 as because the Company’s PRC established subsidiaries incurred a loss for the years.

14.	ACQUISITION OF ADDITIONAL INTEREST IN A SUBSIDIARY AND DISPOSAL OF ENTIRE INTEREST IN A SUBSIDIARY

On February 2, 2010, Wanzhi acquired an additional 35% equity interest in Foshan Company at a cash consideration of US$294,118, resulting in an increase of the Company’s shareholding in Foshan Company from 55% to 90%. The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired of US$342,793 has been recognised in additional paid in capital. The consideration of US$294,118 had been paid by Li Xing Hao on behalf of the Company and was recorded in amounts due to related parties.

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations. The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of US$342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal. 30% of the interest was sold to Li Xing Hao and the related consideration of US$248,132 was settled by offsetting against the amount due to him. The remaining consideration of US$569,515 was also settled by offsetting against the loan and interest payable to Li Xing Hao as details in note 6(b)(iv) and (v) above.

Details of the disposal are set out below.

	As of December 31, 2010	As of December 31, 2009
	US$	US$
Net assets disposed of:
Property, plant and equipment	26,683	-
Intangible assets	29,412	-
Prepayment and deposits	119,877	-
Other debtors	10,593	-
Amount due from related parties	93,786	-
Inventories	23,216	-
Cash and cash equivalents	446	-
Accrued charges and other payables	(167,802)	-
Amount due to related parties	(38,544)	-
Interest payable to a related party	(24,265)	-
Long term loan to a related party	(220,588)	-
Noncontrolling interests	14,515	-

	(132,671)	-
Release of additional paid in capital upon disposal	342,793	-
Gain on disposal of interest in a subsidiary	607,525	-

Total consideration	817,647	-

Satisfied by:

Offsetting against the amount due to Mr. Li Xing Hao	248,132	-
Offsetting against the loan and interest payable to Mr. Li Xing Hao	569,515	-

	817,647	-

15.	RETIREMENT BENEFIT PLAN

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

During the years ended December 31, 2010 and 2009, the Company’s contributions to the above retirement benefit plan amounted to US$13,888 and US$16,599 respectively.

16.	OPERATING RISKS

             (a) Concentration of major customers and subcontractors

	2010	2009

Major customers with revenues of more than 10% of the Company’s total operating revenue
Revenue from major customers	US$1,090,117	US$1,380,957
Percentage of sales	75%	69%
Number	3	3

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

17.	SEGMENT INFORMATION

During the years ended December 31, 2010 and 2009, revenue of the Company represented service income from providing smart card systems and other value-added services for which the Company does not have discrete financial information. Therefore, no financial information by business segment is presented. Furthermore, as all service income is derived from the PRC, no information by geographical segment is presented.

All tangible and intangible assets are located in the PRC as of December 31, 2010 and 2009.

18.           SUBSEQUENT EVENT

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the sole director.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Mazars CPA Limited for the fiscal year ended December 31, 2010 and 2009.

There have been no changes in or disagreements with Mazars CPA Limited, on accounting and financial disclosure matters at any time.

Item 9A.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) are effective.

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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions

Ping Tang	57	Chief Executive Officer, President and Director

Jin Liu	44	Vice President and Chief Financial Officer

The following is information on the business experience of each director and officer.

Ms. Ping Tang, age 57, has been the general manager of Foshan Chigo Educational Technology Equipment Co., Ltd since June 2003. From July 1998 to May 2003, she was the manager of Guangzhou Huaqiao Sugar Factory. From May 1978 to June 1998, she was the director of Yian Sugar Factory in Yian, Heilongjiang province in China.

Mr. Jin Liu, age 44, had been the financial director of Foshan Hua Da Stainless Steel Factory from March 2002 to December 2009. He was the financial manager in Foshan Saint Lauret Porcelain Co. Ltd. from July 1997 to January 2002. He was an accountant in Hubei Yellowstone Antibiotic Factory from July 1986. Mr. Liu graduated from Hubei University with a bachelor degree in Financial Accounting.

Family Relationships

There are no familial relationships between or among our officers and directors.

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2010.

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal year ended December 31, 2009.

Board Committees

Audit Committee . The Company intends to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee . The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2010. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Ping Tang President, Chief Executive Officer	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Jin Liu	2010		$6,774		$0		$0		$0		$0		$0		$0		$6,774
Vice President and	2009		$0		$0		$0		$0		$0		$0		$0		$0
Chief Financial Officer	2008		$0		$0		$0		$0		$0		$0		$0		$0

Chunlin Zhang	2010		$12,382		$0		$0		$0		$0		$0		$0		$12,382
Former Vice President	2009		$815		$0		$0		$0		$0		$0		$0		$815
and Chief Financial Officer	2008		$0		$0		$0		$0		$0		$0		$0		$0

Zhen Wang Former Interim Chief Financial Officer	2010 2009 2008	$ $ $	0 4,803 9,055	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 4,803 9,055

Benny Lee Former Chief Executive Officer and Director	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the years ended December 31, 2010 and 2009.

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

Director Compensation

The Company paid nil to its directors for service as directors in 2010, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of April 15, 2011 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Title of Class	Name	Number of Shares Owned (1)	Percent of Voting Power (1)

Common	Ping Tang (2) Suite 1606-7, 16F, Great Eagle Centre 23 Harbour Road, Hong Kong	446,948	34.59%

Common	All Officers and Directors as a Group (1 person)	446,948	34.59%

Common	Benny Lee (3) Rm 1003, Singga Commercial Building 144 Connaught Road West , Hong Kong	354,969	27.47%

(1) Calculation based on 1,292,166 shares outstanding as of April 15, 2011.
(2) Shares held by Profit Gain Management Limited, a company which Ping Tang has voting and investment control over.
(3) Shares held by East Sincere Management Limited, a company which Benny Lee has voting and investment control over.  Mr. Lee is our former C.E.O. and director.

Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

Item 13.       Certain Relationships and Related Transactions

Not applicable.

Item 14.    Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The aggregate fees billed by our principal accounting firm for the fiscal years ended December 31, 2010, and 2009 are as follows:

Name	Audit Fees(1)	Audit Related Fees (2)	Tax Fees (4)	All Other Fees (4)
Mazars CPA Limited
for fiscal year ended:
December 31, 2010	$62,757	$0	$0	$0
December 31, 2009	$59,615	$0	$0	$0
___________________________

(1)
Audit Fees . These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The fees shown above represent fees billed by Mazars CPA Limited for the audit and review of the Company's financial statements for the period from January 1, 2010 through December 31, 2010, and from January 1, 2009 through December 31, 2009.

(2)	Audit-Related Fees . These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees . These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees . These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

2.2	Share Exchange Agreement between Eastern Concept Corporate Consulting (Shenzhen) Limited, Xinghao LI, and Jun CHEN (1)
3.1	Articles of Incorporation of Smartpay Express Inc., a Nevada Corporation (2)
3.2	Certificate of Amendment of Articles of Incorporation changing the authorized capital*
3.3	Certificate of Amendment of Articles of Incorporation effecting a one-for-50 reverse split (3)
3.4	By-Laws of Smartpay Express Inc. (2)
14.1	Code of Ethics (4)
16.1	Letter on changes in certifying accountant *
21.1	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Filed with the Commission as exhibits to Form 8-K filed on November 9, 2007
(2)	Filed with the Commission as exhibits to Registration Statement on Form SB-2 filed on December 3, 2004
(3)	Filed with the Commission as Appendix A within our Definitive Information Statement on Schedule 14C filed October 29, 2008
(4)	Filed with the Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTPAY EXPRESS, INC.

Dated: April 15, 2011	By:	/s/ Ping Tang
Ping Tang, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2011	By:	/s/ Ping Tang
Ping Tang, Sole Director