Form 10-Q
period 2011-03-31
SMARTPAY EXPRESS, INC.
filed 2011-05-16
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of March 31, 2011.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended March 31, 2011

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended March 31,
		2011	2010
	Note	US$	US$
Continuing operations			(Restated - Note 5)

Operating revenues
Service income		177,979	544,307

Operating expenses
Subcontracting and other service costs		(102,411)	(315,299)
Staff costs		(22,745)	(25,289)
Depreciation of property, plant and equipment		(4,512)	(3,751)
Amortization of intangible assets		(29,798)	(51,413)
Other general and administrative expenses		(79,561)	(65,176)

(Loss) Income from operations		(61,048)	83,379

Interest income		411	3,234
Other income		4,462	-
Interest expenses		-	(15,211)

(Loss) Income before income tax and noncontrolling interests		(56,175)	71,402

Income tax	4	-	-

Net (loss) income from continuing operations including noncontrolling interests		(56,175)	71,402

Discontinued operations
Loss from discontinued operations		-	(8,472)

Net (loss) income including noncontrolling interests		(56,175)	62,930

Add:Net loss from continuing operations attributable to noncontrolling interest		-	834
Add:Net loss from discontinued operations attributable to noncontrolling interest		-	131

Net (loss) income attributable to SPYE common stockholders		(56,175)	63,895

Other comprehensive income		-	-

Total comprehensive (loss) income		(56,175)	63,895

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations		(4.35) cents	5.59 cents
Loss per share from discontinued operations		-	(0.65) cents

		(4.35) cents	4.94 cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		March 31, 2011	December 31, 2010
ASSETS	Note	US$	US$
		(Unaudited)
Current assets
Trade receivables from third parties		328,928	351,807
Trade receivable from a related party	6(b)(i)	5,944	5,944
Prepayments and deposits		6,624	6,624
Other debtors		65,536	20,194
Amounts due from related parties	6(b)(ii)	266,914	382,834
Income tax recoverable		29,953	29,489
Inventories		6,200	7,856
Cash and cash equivalents		333,705	209,304

Total current assets		1,043,804	1,014,052

Property, plant and equipment, net		38,260	42,772
Intangible assets, net		630,202	660,000

Total assets		1,712,266	1,716,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		684,913	641,080
Accrued charges and other payables		288,911	284,204
Amounts due to related parties	6(b)(iii)	128,667	114,511
Temporary receipts		46,337	57,416

Total current liabilities		1,148,828	1,097,211

Commitments and contingencies		-	-

Stockholders' equity
Preferred stock, par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of March 31, 2011 and December 31, 2010
Common stock, par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of March 31, 2011 and December 31, 2010		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,537,956)	(1,481,781)
Accumulated other comprehensive income		90,329	90,329

Total stockholders’ equity		563,438	619,613

Total liabilities and stockholders' equity		1,712,266	1,716,824

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2011	2010
	US$	US$

Cash flows from operating activities:
Net (loss) income including noncontrolling interests	(56,175)	62,930

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property, plant and equipment	4,512	4,019
Amortization of intangible assets	29,798	51,413
Interest income	(411)	(3,237)
Changes in working capital:
Trade receivables	22,879	(180,294)
Other debtors	(45,342)	(22,617)
Inventories	1,656	(257)
Trade payables	43,833	49,001
Accrued charges and other payables	4,707	40,795
Temporary receipts	(11,079)	(9,649)
Interest payable to a related party	-	21,221
Income tax recoverable	(464)	(25,053)

Net cash used in operating activities	(6,086)	(11,728)

Cash flows from investing activities:
Interest received	411	3,237
Payments for purchase of property, plant and equipment	-	(17,052)
Decrease in bank deposits, collateralized	-	132,353

Net cash provided by investing activities	411	118,538

Cash flows from financing activities:
Repayments from (Advances to) related parties	130,076	(53,092)
Repayment of short-term bank loan	-	(125,000)

Net cash provided by (used in) financing activities	130,076	(178,092)

Net increase (decrease) in cash and cash equivalents	124,401	(71,282)

Cash and cash equivalents at beginning of period	209,304	378,671

Cash and cash equivalents at end of period, represented by cash and bank balances	333,705	307,389

Supplemental cash flow information:
Interest paid	-	608
Non-cash transaction – consideration for acquisition of additional interest in a subsidiary paid by a related party	-	294,118

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2011 to March 31, 2011

The accompanying financial statements present the financial position of the Company as of March 31, 2011 and December 31, 2010, and its results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Corporate Consulting (Foshan) Limited and Guangdong Wanzhi Electron S&T Company Limited. Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

The Company is principally engaged in the provision of smartcard system and other value-added services in Guangdong province, the PRC.

2.	GOING CONCERN CONSIDERATION

The Company had negative working capital as of March 31, 2011 of US$105,024, which raise doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future or obtaining adequate finance as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

A major stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

4.	TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC either incurred losses for taxation purpose during the three-month periods ended March 31, 2011 and 2010 or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

5.           DISCONTINUED OPERATIONS

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations during the year ended December 31, 2010 (the “Disposal”). The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of US$342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal.

The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, “Property, Plant and Equipment”. Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Three months ended March 31,
	2011	2010
	US$	US$

Service income	-	-

Subcontracting and other service costs	-	-
Staff costs	-	(1,576)
Depreciation of property, plant and equipment	-	(268)
Amortization of intangible assets	-	-
Other general and administrative expenses	-	(13)
Interest income	-	3
Interest expenses	-	(6,618)

Net Loss	-	(8,472)

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

Name	Existing relationships with the Company

Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
Qiu Bo	Spouse of Li Xing Hao
Guangdong Chigo Air Conditioning Company Limited* (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
Foshan Information Technology Company Limited* (“Foshan Company”)	A company in which Li Xing Hao has control and beneficial interest
Foshan JinCheng Information Technology Company Limited* (“JinCheng”)	A company in which Li Xing Hao has control and beneficial interest
Foshan KaiEr Information Technology Company Limited* (“KaiEr”)	A company in which Li Xing Hao has significant influence and beneficial interest

*  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

(i) Trade receivable from a related party

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Chigo	5,944	5,944

The amount due is unsecured, interest-free and has no fixed repayment term.

(ii) Amounts due from related parties

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Li Xing Hao	261,531	377,451
JinCheng	5,383	5,383

	266,914	382,834

As of March 31, 2011 and December 31, 2010, the amounts due are unsecured, interest-free and have no fixed repayment term.

6.	RELATED PARTY TRANSACTIONS (CONTINUED)

(iii) Amounts due from related parties

	As of
	March 31, 2011	December 31, 2010
	US$	US$

Foshan Company	60,667	60,667
Chigo	5,039	4,584
KaiEr	62,491	49,260
Qiu Bo	470	-

	128,667	114,511

The amounts due are unsecured, interest-free and have no fixed repayment term.

(c)    Summary of related party transactions

	Three months ended March 31,
	2011	2010
	US$	US$

Sundry income from KaiEr	4,438	-
Interest expenses to Li Xing Hao	-	21,221

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

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month periods ended March 31, 2011 and 2010.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended March 31,
	2011	2010
	US$	US$
Continuing operations		(Restated)

Operating revenues
Service income	177,979	544,307

Operating expenses
Subcontracting and other service costs	(102,411)	(315,299)
Staff costs	(22,745)	(25,289)
Depreciation of property, plant and equipment	(4,512)	(3,751)
Amortization of intangible assets	(29,798)	(51,413)
Other general and administrative expenses	(79,561)	(65,176)

(Loss) Income from operations	(61,048)	83,379

Interest income	411	3,234
Other income	4,462	-
Interest expenses	-	(15,211)

(Loss) Income before income tax and noncontrolling interests	(56,175)	71,402

Income tax	-	-

Net (loss) income from continuing operations including noncontrolling interests	(56,175)	71,402

Discontinued operations
Loss from discontinued operations	-	(8,472)

Net (loss) income including noncontrolling interests	(56,175)	62,930

Add:Net loss from continuing operations attributable to noncontrolling interest	-	834
Add:Net loss from discontinued operations attributable to noncontrolling interest	-	131

Net (loss) income attributable to SPYE common stockholders	(56,175)	63,895

Other comprehensive income	-	-

Total comprehensive (loss) income	(56,175)	63,895

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations	(4.35) cents	5.59 cents
Loss per share from discontinued operations	-	(0.65) cents

	(4.35) cents	4.94 cents

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2010.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $177,979 service income as operating revenue for the three-month period ended March 31, 2011, as compared to $544,307 for the three-month period ended March 31, 2010, a decrease of 67.3%. Approximately 90% was generated from the Nanhai project and schools smartcard system for the three-month period ended March 31, 2011, as compared to 98% for the three-month period ended March 31, 2010. The decrease was because some cities, including Qingyuan city, Maoming city and Shanwei city in the Guangdong Province, had terminated their agreements with us.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs decreased 67.5% to $102,411 for the three-month period ended March 31, 2011, as compared to $315,299 for the three-month period ended March 31, 2010.

A significant portion of these charges, approximately 98% and 99% for the three-month period ended March 31, 2011 and 2010, respectively, was related to the Nanhai project and schools smartcard system.  The decrease was in line with the decrease in operating revenues which was caused by the termination of smartcard payment system and related value-added services in several cities as described in the section of “operating revenues” above.

STAFF COSTS

The total staff costs for the three-month period ended March 31, 2011 decreased by 10.1% to $22,745 as compared to $25,289 for the three-month period ended March 31, 2010.   This was resulted from the decrease in the average number of employees over this period. Currently, the Company has 2 card equipment and software development staff members, 10 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended March 31, 2011 amounted to $4,512, as compared to $3,751 for the three-month period ended March 31, 2010, an increase of 20.3%, which was due to the addition of fixed assets over this period.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended March 31, 2011 decreased by 42.0% to $29,798, as compared to $51,413 for the three-month period ended March 31, 2010.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was caused by the impairment loss of US$441,176 which was made as of December 31, 2010 after the impairment test.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended March 31, 2011 were $79,561, as compared to $65,176 for the three-month period ended March 31, 2010, an increase of 22.1%. The increase in other general and administrative expenses was mainly due to the increase in entertainment and travelling expenses resulting from more effort was put to maintain a friendly relationship with existing schools in order to introduce our services to more customers.  The increase was also caused by the increase in consultancy fee for business purpose.

INTEREST INCOME

The interest income for the three-month period ended March 31, 2011 was $411, as compared to $3,234 for the three-month period ended March 31, 2010. For the three-month period ended March 31, 2011, the interest income was the interest earned on cash in bank deposit. The change was due to the decrease in average balance of bank deposits between the three-month periods ended March 31, 2011 and 2010.

OTHER INCOME

The other income for the three-month period ended March 31, 2011 was $4,462, represents the sundry income for administration services from a related party, Foshan KaiEr Information Technology Company Limited starting from late 2010.  There was no such sundry income for the three-month period ended March 31, 2010.

INTEREST EXPENSES

During the three-month period ended March 31, 2011, the interest expenses on loans from a related party was Nil, a decreased of 100%, as compared to $15,211 for the three-month period ended March 31, 2010. The decrease was resulted from full settlement of the loan by offsetting against the consideration for disposal of interest in a subsidiary in 2010 received by the related party on behalf of us.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2011 and 2010.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended March 31, 2011, no provision for EIT has been made.

NET INCOME

The Company incurred a net loss of $56,175 for the three-month period ended March 31, 2011, as compared to a net income of $63,895 for the three-month period ended March 31, 2010. The decrease in net income was primarily due to decrease in service income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, cash and cash equivalents totaled $333,705.  This cash position was the result of a combination of net cash provided by financing activities in the amount of $130,076, net cash used in operating activities in the amount of $6,086 and net cash provided by investing activities of $411. The cash provided by financing activities was primarily due to repayments from related parties. The net cash used in operating activities was mainly due to cash used in operations. The net cash provided by investing activities was due to interest received.  We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the third three months of 2011, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2011, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Effective May 1, 2011, Mr. Jin Liu resigned as the Vice President and Chief Financial Officer of the Company. Mr. Liu resigned as an officer of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures.

Effective May 1, 2011, Ms. Xianxia Wang was appointed as Chief Financial Officer of the Company.

Ms. Xianxia Wang, age 28, had been the financial director of Guangzhou Historical Videos and Cultural Communications Co., Ltd. from June 2010 to April 2011. Previously, she was an accountant at Chigo Holdings, Ltd (HK: 0449) from August 2007 to April 2011. From September 2004 to May 2005, she was an accountant at Nanjing Qingye Hardware Co., Ltd. And from March 2003 to September 2004, she was an accountant at Dongguan Hongyan Industrial & Trading Co., Ltd. Ms. Wang has an associate degree in Financial Accounting.

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

May 16, 2011	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

May 16, 2011	Smartpay Express, Inc.
	By:	/s/ Xianxia Wang
Xianxia Wang
Chief Financial Officer