Form 10-K/A
period 2010-12-31
SMARTPAY EXPRESS, INC.
filed 2011-06-24
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

As of the date of this report , there were outstanding 1,292,166 shares of the issuer's common stock, par value $.001.

EXPLANATORY NOTE

Smartpay Express, Inc. has amended its Form 10-K for the period ended December 31, 2010, previously filed by revising Item 7 of Part II, Item 15 of Part III, Exhibit 31 and Exhibit 32, and other revisions consistent with comments from the Securities and Exchange Commission dated June 3, 2011.

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

As of December 31, 2010, the Company has been mainly engaged in the provision of school smartcard system and related value-added services primarily in Guangdong province, the PRC.  Approximately 86% of the total service income of $1,462,296 was generated from Nanhai project and the New Schools Smartcard System for the year ended December 31, 2010, as compared to 68% for the year ended December 31, 2009.  The remaining 14% of the total service income for the year ended December 31, 2010 was related to sales of IC cards and equipments to a third party while the remaining 32% of income in 2009 mainly represented one-off sales of software and technique to a third party.  Foshan considers that those transactions are auxiliary to its core business and they would not become the principal activities of Foshan.

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

The main business of the Company is all-in-one education cards system.  The service income was derived from the provision of telephone and SMS services to the parents of the students (collectively the “participants”), in various cities in Guangdong Province of the People’s Republic of China including Foshan, Maoming, Qingyuan, Shanwei, Guangzhou, Jieyang and Shunde. The Company provides a communication platform between the students and the parents of the students.  Each participated student is assigned with one “all-in-one education” smartcard which contains a built-in microchip with Electron S&T purse and other applications which can accurately record the holder’s transactions details.  When the students arrive at and leave schools, they are required to present their smartcards to the card readers, the parents of the students would then receive a SMS message.  The smartcard system enables schools and parents to check progress and information of students, and also allows them to be notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The development of the Company’s all-in-one education cards system can be described by two stages in terms of different mode of operation and method of collection.

At the first stage, the all-in-one education cards system was initially named as “Nanhai project” as its operation is only in Nanhai district of Foshan in Guangdong Province.  The normal business cycle of this stage of business can be described in following sequence:

a.)
On June 22, 2006, the Company entered into a co-operative agreement with Education Authority in the Nanhai District, Foshan to obtain the operating right for the provision of the all-in-one education card service in Nanhai district for a period of 10 years from July 1, 2006 to June 30, 2016.  As there was no operation for the first year of 2006, the operating right is amortised over its useful life of 9 years in the accounts since the year ended December 31, 2007;

b.)
The Company adopted a low-profit-margin business model by supplying and provisioning of free equipment to the schools in Nanhai district to expand its customer base in the all-in-one education card sector and to exchange for the operating right as mentioned in a.) above.  The cost of the computer equipment and software provided to schools in respect of the Nanhai project is capitalized and accounted for as intangible assets on the Company’s balance sheets.

c.)
Each participant is first assigned with one “all-in-one education” smartcard and is required to pay a refundable deposit of RMB25 for each smartcard.  The deposit received from the participant is recorded in “deposits for smartcards” in the balance sheets.

d.)
The service fee income is fixed at RMB10 per month per student for the service period stated in the return slip signed by the participants. Under this arrangement, the participant is required to pay the service fee in advance to the Company at a lump sum payment for each school year (10 months).  The Company recognises this service income over the service period stated in the return slip and service income received in advance is recorded in “temporary receipts” in the balance sheets.

e.)
The cost of Nanhai project represented (i) rebate of 10% of its service fee income to the representatives of the Company to co-ordinate with schools, (ii) rebate to participants by way of consumption value of a smartcard payment system in Foshan amounting to 50% of the service fee income plus a travel coupon, and (iii) cost of purchase of SMS service from SMS service operator.  As a result, 60% of service income in total was provided as the cost of the project while the cost of purchase of SMS service was recognized when incurred from the commencement of operation through to August 2009.  Since September 2009, we have discontinued the promotional  rebates of consumption value of a smartcard payment system in Foshan and travel coupon, while the rebate to the Company’s representative remains the same.  As a result, from September 2009 onwards, the cost of Nanhai project comprises 10% of service income payable to the representatives of the Company and the cost of purchase of SMS service.

f.)
The Company adopted a low-profit-margin business model by supplying and provisioning of free equipment to the schools in Nanhai district to expand its customer base in the all-in-one education card sector and to exchange for the operating right as mentioned in a.) above.  The cost of the computer equipment and software provided to schools in respect of the Nanhai project is capitalized and accounted for as intangible assets on the Company’s balance sheets.

g.)
Each participant is first assigned with one “all-in-one education” smartcard and is required to pay a refundable deposit of RMB25 for each smartcard.  The deposit received from the participant is recorded in “deposits for smartcards” in the balance sheets.

h.)
The service fee income is fixed at RMB10 per month per student for the service period stated in the return slip signed by the participants. Under this arrangement, the participant is required to pay the service fee in advance to the Company at a lump sum payment for each school year (10 months).  The Company recognizes this service income over the service period stated in the return slip and service income received in advance is recorded in “temporary receipts” in the balance sheets.

i.)
The cost of Nanhai project represented (i) rebate of 10% of its service fee income to the representatives of the Company to co-ordinate with schools, (ii) rebate to participants by way of consumption value of a smartcard payment system in Foshan amounting to 50% of the service fee income plus a travel coupon, and (iii) cost of purchase of SMS service from SMS service operator.  As a result, 60% of service income in total was provided as the cost of the project while the cost of purchase of SMS service was recognized when incurred from the commencement of operation through to August 2009.  Since September 2009, we have discontinued the promotional  rebates of consumption value of a smartcard payment system in Foshan and travel coupon, while the rebate to the Company’s representative remains the same.  As a result, from September 2009 onwards, the cost of Nanhai project comprises 10% of service income payable to the representatives of the Company and the cost of purchase of SMS service.

Beginning in September 2009, the Company has introduced a new mode of operation and collection of service income namely as “New School Smartcard System ” (“new system”), although the operations of the Nanhai project as described in above still remain in effect for certain participants in the Nanhai district.  Under the new system, the Company entered into a service agreement with the Foshan branch of China Mobile, a major telecom service operator in PRC, to form a platform to provide telephone and SMS service to the participants and also provide a better way to collect the service income indirectly from China Mobile.  The normal business cycle of this new system can be described in following sequence:

a.)
To expand the scale of services to more cities of Guangdong Province, the Company entered into service agreements with each branch of China Mobile in various cities of Guangdong Province setting out the rights and obligations of each party, amount and method of collection of service income;

b.)
At the same time, the Company sought for participants from kindergartens and primary schools in order to expand the services in those contracted cities.  Under this new system, the Company is responsible for notifying China Mobile the communication details of the participants and providing telephone and SMS service to the participants. As the Company provides the SMS service through the existing mobile phone card of China Mobile, the participants are not required to replace the mobile sim card.

c.)
Under this new system, the monthly service fee for each participant remains at RMB10.  China Mobile is responsible for collecting the whole amount of service fee from the participants and is entitled to 50% of the service fee. Then China Mobile would pay 30% of the service fee to the party who is responsible for setup and maintenance of machines, which may or may not be the Company which differs for different locations. The remaining 20% of the service fee is paid to the Company as a provider of operating platform of the smartcard system.

d.)
China Mobile collects the monthly fee of RMB10 from each participant through the monthly mobile phone charge.  China Mobile would then issue a monthly statement to the Company around three weeks after the relevant month end to indicate the amount of fee income collected by China Mobile and the Company’s entitlement based on the terms of the service agreements previously entered into by each party. China Mobile normally settles the amount due within 2 - 3 months.

e.)
Upon the implementation of the new system in Nanhai district of Foshan, the Company gives the right to the participants to choose either to use the old system or the new system from September 2009 by means of signing a return slip. This is a special arrangement for Nanhai district as it is the Company’s effort to enter into this district and signed agreements with Education Authority of Nanhai District at the beginning and China Mobile cannot put monopolize force to the existing participants to join the new system.  Those participants not choosing to use the new system are usually using other telecom service providers, i.e. China Unicom and China Telecom. Under this situation, the Company uses its existing operating platform and purchases of SMS data usage to other telecom service providers to provide the SMS service to the parent.

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

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs mainly represented cost for provision of services under the old system of Nanhai project and the new system, and the cost of sales of IC cards and equipments which are considered auxiliary to the Company’s core business.

In respect of Nanhai project, the subcontracting and other services costs mainly represented (i) the rebate of 10% of its service fee income to the representative of the Company to co-ordinate with schools, (ii) rebate to participants by way of consumption value of a smartcard payment system in Foshan amounting to 50% of the service fee income plus a travel coupon, (iii) cost of purchase of SMS service from SMS service operator and (iv) 5% business tax. Since September 2009, the rebates of consumption value of a smartcard payment system in Foshan and travel coupon as a mean of promotion have ceased while the rebate to the Company’s representative remains the same. As a result, from September 2009 onwards, the cost of Nanhai project comprises 10% of service income payable to the representatives of the Company and the cost of purchase of SMS service.

The subcontracting and other service costs under the new system mainly represented (i) the service charge to co-ordinators paid through China Mobile, (ii) cost to service/equipment providers in relation to the service income in certain districts, and (iii) 5% business tax.

Total s ubcontracting and other service costs increased 69% to $912,661 for the year ended December 31, 2010, as compared to $541,156 for the year ended December 31, 2009.

The significant portion of these charges, approximately 81% and 97% for the year ended December 31, 2010 and 2009, respectively, was related to the Nanhai project and new system . The decrease was a result from the cost of sales arising from sales of equipment to a service provider of $135,864 representing 14.9% of subcontracting and other service costs incurred during the year ended December 31, 2010.

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

DEPOSITS FOR SMARTCARDS

“Deposits for smartcards” represents deposits received from the participants for “all-in-one education” smart card in respect of Nanhai project. Each participant of the project is firstly assigned with one “all-in-one education” smartcard and is required to pay a refundable deposit of RMB25 for each smartcard.

CUSTOMERS ADVANCES FOR SMARTCARDS

“Customers advances for smartcards” represents amount deposited in the smartcard for card payment service by the customers which was under the operation of Foshan Information Technology Company Limited (“Foshan Company”).  The significant decrease in “Customers advances for smartcards” was mainly due to the disposal of Foshan Company in May 2010 so they were not accounted for in the Company’s financial statements as of December 31, 2010.

TEMPORARY RECEIPT

Temporary receipt of $57,416 mainly represented by the following items:

(a)	Advance receipts for Nanhai project for the period from January 2011 to August 2011.

(b) Other advance receipts included the advance for installation of equipment of $11,060. Even the installation work has been stopped for several years, no termination agreement is signed. The Company did not derecognize the amount as the Company’s corresponding obligations have not yet been discharged.

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

Name	Age	Positions

Ping Tang	57	Chief Executive Officer, President and Director

Xianxia Wang	28	Vice President and Chief Financial Officer

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

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Ping Tang President, Chief Executive Officer	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Xianxia Wang Vice President, Chief Financial Officer	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Jin Liu	2010		$6,774		$0		$0		$0		$0		$0		$0		$6,774
Former Vice President and	2009		$0		$0		$0		$0		$0		$0		$0		$0
Chief Financial Officer	2008		$0		$0		$0		$0		$0		$0		$0		$0

Chunlin Zhang	2010		$12,382		$0		$0		$0		$0		$0		$0		$12,382
Former Vice President	2009		$815		$0		$0		$0		$0		$0		$0		$815
and Chief Financial Officer	2008		$0		$0		$0		$0		$0		$0		$0		$0

Zhen Wang Former Interim Chief Financial Officer	2010 2009 2008	$ $ $	0 4,803 9,055	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 4,803 9,055

Benny Lee Former Chief Executive Officer and Director	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of the date of this report by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each Director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission and upon information provided by such persons directly to us. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Title of Class	Name	Number of Shares Owned (1)	Percent of Voting Power (1)

Common	Ping Tang (2) Suite 1606-7, 16F, Great Eagle Centre 23 Harbour Road, Hong Kong	446,948	34.59%

Common	All Officers and Directors as a Group (1 person)	446,948	34.59%

Common	Benny Lee (3) Rm 1003, Singga Commercial Building 144 Connaught Road West , Hong Kong	354,969	27.47%

(1) Calculation based on 1,292,166 shares outstanding as of the date of this report.
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

2.2	Share Exchange Agreement between Eastern Concept Corporate Consulting (Shenzhen) Limited, Xinghao LI, and Jun CHEN (1)
3.1	Articles of Incorporation of Smartpay Express Inc., a Nevada Corporation (2)
3.2	Certificate of Amendment of Articles of Incorporation changing the authorized capital*
3.3	Certificate of Amendment of Articles of Incorporation effecting a one-for-50 reverse split (3)
3.4	By-Laws of Smartpay Express Inc. (2)
10.1	Tramslation for the Share Transfer Agreement of Foshan Information Technology Co. Ltd. to Mr. Li Xing Hao*
10.2	Translation for Cooperation Agreement of Foshan “New School Smartcard System” Operation*
10.3	Translation for the “Education E-Network” Cooperative Agreement with Education Authority of Nanhai District, Foshan City *
10.4	Translation for the “All-In-One” City Education Network Cooperation Agreement *
14.1	Code of Ethics (4)
16.1	Letter on changes in certifying accountant *
21.1	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Filed with the Commission as exhibits to Form 8-K filed on November 9, 2007
(2)	Filed with the Commission as exhibits to Registration Statement on Form SB-2 filed on December 3, 2004
(3)	Filed with the Commission as Appendix A within our Definitive Information Statement on Schedule 14C filed October 29, 2008
(4)	Filed with the Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTPAY EXPRESS, INC.

Dated: June 24, 2011	By:	/s/ Ping Tang
Ping Tang, Chief Executive Officer and President

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 24, 2011	By:	/s/ Ping Tang
Ping Tang, Sole Director