Form 10-Q
period 2011-06-30
SMARTPAY EXPRESS, INC.
filed 2011-08-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of June 30, 2011.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended June 30, 2011

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
	Note	US$	US$	US$	US$
			(Restated -		(Restated -
Continuing operations			Note 5)		Note 5)

Operating revenues
Service income		235,454	460,153	413,433	1,004,460

Operating expenses
Subcontracting and other service costs		(126,802)	(241,040)	(229,213)	(556,339)
Staff costs		(20,841)	(108,228)	(43,586)	(133,517)
Depreciation of property, plant and equipment		(5,457)	(4,343)	(9,969)	(8,094)
Amortization of intangible assets		(31,266)	(51,412)	(61,064)	(102,825)
Other general and administrative expenses		(179,993)	(81,793)	(259,554)	(146,969)

(Loss) Income from operations		(128,905)	(26,663)	(189,953)	56,716

Interest income		93	62	504	3,296
Other income		4,733	6,939	9,195	6,939
Interest expenses		—	(12,301)	—	(27,512)

(Loss) Income before income tax and noncontrolling interests		(124,079)	(31,963)	(180,254)	39,439

Income tax	4	—	—	—	—

Net (loss) income from continuing operations including noncontrolling interests		(124,079)	(31,963)	(180,254)	39,439

Discontinued operations
Income from discontinued operations	5	—	607,525	—	599,053

Net (loss) income including noncontrolling interests		(124,079)	575,562	(180,254)	638,492

Add: Net income from continuing operations attributable to noncontrolling interests		—	—	—	834

Add: Net income from discontinued operations attributable to noncontrolling interests		—	—	—	131

Net (loss) income attributable to SPYE common stockholders		(124,079)	575,562	(180,254)	639,457

Other comprehensive income
- Foreign currency translation adjustment		19,121	—	19,121	—

Total comprehensive (loss) income		(104,958)	575,562	(161,133)	639,457

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations		(9.60) cents	(2.47) cents	(13.95) cents	3.12 cents
Earnings per share from discontinued operations		—	47.01 cents	—	46.37 cents

		(9.60) cents	44.54 cents	(13.95) cents	49.49 cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166	1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		June 30, 2011	December 31, 2010
	Note	US$	US$
		(Unaudited)
ASSETS

Current assets
Trade receivables	6(b)(i)	339,160	357,751
Prepayments and deposits		6,762	6,624
Other debtors		48,145	20,194
Amounts due from related parties	6(b)(ii)	412,505	382,834
Income tax recoverable		33,998	29,489
Inventories		13,513	7,856
Cash and cash equivalents		263,586	209,304

Total current assets		1,117,669	1,014,052

Property, plant and equipment, net		33,856	42,772
Intangible assets, net		615,182	660,000

Total assets		1,766,707	1,716,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		733,370	641,080
Accrued charges and other payables		262,208	284,204
Amounts due to related parties	6(b)(iii)	276,501	114,511
Temporary receipts		36,148	57,416

Total current liabilities		1,308,227	1,097,211

Commitments and contingencies		—	—

Stockholders' equity
Preferred stock - par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of June 30, 2011 and December 31, 2010		—	—
Common stock - par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of June 30, 2011 and December 31, 2010		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,662,035)	(1,481,781)
Accumulated other comprehensive income		109,450	90,329

Total stockholders’ equity		458,480	619,613

Total liabilities and stockholders' equity		1,766,707	1,716,824

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	(180,254)	638,492

Adjustments to reconcile net (loss) income to net cash (used in) from operating activities:
Depreciation of property, plant and equipment	9,969	8,362
Amortization of intangible assets	61,064	102,825
Exchange difference	(334)	—
Gain on disposal of interest in a subsidiary	—	(607,525)
Changes in working capital:
Trade receivables	27,397	(194,888)
Prepayments and deposits	—	1,591
Other debtors	(27,454)	(1,916)
Inventories	(5,464)	(13,780)
Trade payables	76,510	219,671
Accrued charges and other payables	(29,084)	72,657
Temporary receipts	(21,955)	(33,088)
Income tax recoverable	(4,509)	(25,053)

Net cash (used in) provided by operating activities	(94,114)	167,348

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	—	(17,676)
Decrease in bank deposit, collateralized	—	132,353

Net cash provided by investing activities	—	114,677

Cash flows from financing activities:
Advances from (to) related parties	143,305	(31,804)
Repayment of short-term bank loan	—	(125,000)

Net cash provided by (used in) financing activities	143,305	(156,804)

Net increase in cash and cash equivalents	49,191	125,221

Cash and cash equivalents at beginning of period	209,304	378,671

Effect on exchange rate changes	5,091	—

Cash and cash equivalents at end of period, represented by cash and bank balances	263,586	503,892

Supplemental cash flow information
Interest (received) paid, net	(504)	9,613
Non-cash transactions: - consideration for acquisition of additional interest in a subsidiary paid by a related party	—	294,118
- consideration for disposal of interest in a subsidiary:
settled by offsetting against amount due to a related party	—	251,471
unpaid and included in other debtors		566,176

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2011 to June 30, 2011

The accompanying financial statements present the financial position of the Company as of June 30, 2011 and December 31, 2010, and its results of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company had negative working capital as of June 30, 2011 of US$190,558, which raise doubts about its ability to continue as a going concern.

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

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC either incurred losses for taxation purpose during the three-month and six-month periods ended June 30, 2011 and 2010 or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods.

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

The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, “Property, Plant and Equipment”. Accordingly, the results of operations together with the gain on disposal of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Service income	—	—	—	—

Subcontracting and other service costs	—	—	—	—
Staff costs	—	—	—	(1,576)
Depreciation of property, plant and equipment	—	—	—	(268)
Amortization of intangible assets	—	—	—	—
Other general and administrative expenses	—	—	—	(13)
Interest income	—	—	—	3
Interest expenses	—	—	—	(6,618)

Loss before income tax	—	—	—	(8,472)
Gain on disposal of interest in a subsidiary	—	607,525	—	607,525

Income from discontinued operations	—	607,525	—	599,053

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

(b)      Balances with related parties

    (i)     Trade receivable from a related party included in “Trade receivables”

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Chigo	6,090	5,944

            The amount due is unsecured, interest-free and has no fixed repayment term.

6.        RELATED PARTY TRANSACTIONS (CONTINUED)

            (b)      Balances with related parties (Continued)

                       (ii)     Amounts due from related parties

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Li Xing Hao	406,571	377,451
JinCheng	5,934	5,383

	412,505	382,834

As of June 30, 2011 and December 31, 2010, the amounts due are unsecured, interest-free and have no fixed repayment term.

                       (iii)    Amounts due to related parties

	As of
	June 30, 2011	December 31, 2010
	US$	US$

Foshan Company	62,160	60,667
Chigo	85,074	4,584
KaiEr	128,785	49,260
Qiu Bo	482	—

	276,501	114,511

                               The amounts due are unsecured, interest-free and have no fixed repayment term.

            (c)      Summary of related party transactions

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Sundry income from KaiEr	4,732	—	9,170	—
Sales of goods to Chigo	—	82,239	—	82,239
Rental expenses to Chigo	79,329	—	79,329	—
Interest expenses to Li Xing Hao	—	12,301	—	33,523

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

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. (“Foshan”), SPYE is principally engaged in providing smart card systems and related value-added services mainly in the Guangdong Province of the People’s Republic of China.  We are an operator of All-in-One Municipal Service Cards (“AIOMS Card”).  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder’s transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.  The Company currently has 23 employees, including 7 card equipment and software development staff members, 12 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

The main business of the Company is all-in-one education cards system. The service income was derived from the provision of telephone and SMS services to the parents of the students (collectively the “participants”), in various cities in Guangdong Province of the People’s Republic of China including Foshan, Maoming, Qingyuan, Shanwei, Guangzhou, Jieyang and Shunde. However, the services in Maoming, Qingyuan, Shanwei, Guangzhou, Jieyang have been terminated during the year ended December, 31, 2010. The Company provides a communication platform between the students and the parents of the students. Each participated student is assigned with one “all-in-one education” smartcard which contains a built-in microchip with Electron S&T purse and other applications which can accurately record the holder’s transactions details. When the students arrive at and leave schools, they are required to present their smartcards to the card readers, the parents of the students would then receive a SMS message. The smartcard system enables schools and parents to check progress and information of students, and also allows them to be notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The development of the Company’s all-in-one education cards system can be described by two stages in terms of different mode of operation and method of collection. At the first stage, the all-in-one education cards system was initially named as “Nanhai project” as its operation is only in Nanhai district of Foshan in Guangdong Province. The normal business cycle of this stage of business can be described in following sequence:

a.)
On June 22, 2006, the Company entered into a co-operative agreement with Education Authority in the Nanhai District, Foshan to obtain the operating right for the provision of the all-in-one education card service in Nanhai district for a period of 10 years from July 1, 2006 to June 30, 2016. As there was no operation for the first year of 2006, the operating right is amortized over its useful life of 9 years in the accounts since the year ended December 31, 2007;

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

c.)
Each participant is first assigned with one “all-in-one education” smartcard and is required to pay a refundable deposit of RMB25 for each smartcard. The deposit received from the participant is recorded in “deposits for smartcards”, which are included in “Accrued charges and other payables” in the balance sheets.

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

e.)
The cost of Nanhai project represented (i) rebate of 10% of its service fee income to the representatives of the Company to co-ordinate with schools, (ii) rebate to participants by way of consumption value of a smartcard payment system in Foshan amounting to 50% of the service fee income plus a travel coupon, and (iii) cost of purchase of SMS service from SMS service operator. As a result, 60% of service income in total was provided as the cost of the project while the cost of purchase of SMS service was recognized when incurred from the commencement of operation to August 2009. Since September 2009, we have discontinued the promotional rebates of consumption value of a smartcard payment system in Foshan and travel coupon, while the rebate to the Company’s representative remains the same. As a result, from September 2009 onwards, the cost of Nanhai project comprises 10% of service income payable to the representatives of the Company and the cost of purchase of SMS service.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month and the six-month periods ended June 30, 2011 and 2010.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Continuing operations

Operating revenues
Service income	235,454	460,153	413,433	1,004,460

Operating expenses
Subcontracting and other service costs	(126,802)	(241,040)	(229,213)	(556,339)
Staff costs	(20,841)	(108,228)	(43,586)	(133,517)
Depreciation of property, plant and equipment	(5,457)	(4,343)	(9,969)	(8,094)
Amortization of intangible assets	(31,266)	(51,412)	(61,064)	(102,825)
Other general and administrative expenses	(179,993)	(81,793)	(259,554)	(1 46,969)

(Loss) Income from operations	(128,905)	(26,663)	(189,953)	56,716

Interest income	93	62	504	3,296
Other income	4,733	6,939	9,195	6,939
Interest expenses	—	(12,301)	—	(27,512)

(Loss) Income before income tax and noncontrolling interests	(124,079)	(31,963)	(180,254)	39,439

Income tax	—	—	—	—

Net (loss) income from continuing operations including noncontrolling interests	(124,079)	(31,963)	(180,254)	39,439

Discontinued operations
Income from discontinued operations	—	607,525	—	599,053

Net (loss) income including noncontrolling interests	(124,079)	575,562	(180,254)	638,492

Add: Net income from continuing operations attributable to noncontrolling interests	—	—	—	834

Add: Net income from discontinued operations attributable to noncontrolling interests	—	—	—	131

Net (loss) income attributable to SPYE common stockholders	(124,079)	575,562	(180,254)	639,457

Other comprehensive income
- Foreign currency translation adjustment	19,121	—	19,121	—

Total comprehensive (loss) income	(104,958)	575,562	(161,133)	639,457

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations	(9.60) cents	(2.47) cents	(13.95) cents	3.12 cents
Earnings per share from discontinued operations	—	47.01 cents	—	46.37 cents

	(9 .60) cents	44.54 cents	(13. 95) cents	49.49 cents

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2010.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $235,454 service income as operating revenue for the three-month period ended June 30, 2011, as compared to $460,153 for the three-month period ended June 30, 2010, a decrease of 49%. Approximately 91% was generated from the Nanhai project and schools smartcard system for the three-month period ended June 30, 2011, as compared to 98% for the three-month period ended June 30, 2010. The revenue decreased because some cities, including Qingyuan city, Maoming city and Shanwei city in the Guangdong Province, had terminated their agreements with us.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs mainly represented cost for provision of services under the old system of Nanhai project and the new system, and the cost of sales of IC cards and equipments which are considered auxiliary to the Company’s core business.

In respect of Nanhai project, the subcontracting and other service costs comprised (i) 10% of service income payable to the representatives of the Company, (ii) cost of purchase of SMS service and (iii) 5% business tax.

The subcontracting and other service costs under the new system mainly represented (i) the service charge to co-ordinators paid through China Mobile, (ii) cost to service/equipment providers in relation to the service income in certain districts, and (iii) 5% business tax.

Subcontracting and other service costs decreased 47% to $126,802 for the three-month period ended June 30, 2011, as compared to $241,040 for the three-month period ended June 30, 2010.

A significant portion of these charges, approximately 96% for both three-month periods ended June 30, 2011 and 2010, was related to the Nanhai project and schools smartcard system. The decrease in cost was in line with the decrease in operating revenues which was caused by the termination of smartcard payment system and related value-added services in several cities as described in the section of “operating revenues” above.

STAFF COSTS

The total staff costs for the three-month period ended June 30, 2011 decreased by 81% to $20,841 as compared to $108,228 for the three-month period ended June 30, 2010. This was resulted from the decrease in the average number of employees over this period following the termination of services in several cities. Currently, the Company employs a total of 23 employees, including 7 card equipment and software development staff members, 12 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended June 30, 2011 amounted to $5,457, as compared to $4,343 for the three-month period ended June 30, 2010, an increase of 26%, which was due to the addition of fixed assets over this period. These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended June 30, 2011 decreased by 39% to $31,266, as compared to $51,412 for the three-month period ended June 30, 2010. These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was caused by the impairment loss of US$441,176 which was made as of December 31, 2010 after the impairment test.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended June 30, 2011 were $179,993, as compared to $81,793 for the three-month period ended June 30, 2010, an increase of 120%. The significant increase in other general and administrative expenses was mainly due to the increase in entertainment and travelling expenses resulting from more effort was put to maintain a friendly relationship with existing schools in order to introduce our services to more customers and the rental expenses of $79,329 which was charged back from Guangdong Chigo Air Conditioning Company Limited (“Chigo”), a related party in which Li Xing Xao has control and beneficial interest, in this period for renting an office space in Chigo Building for the period commencing from the operation of the Company’s business in September 2006 to June 2011. The increase was also caused by the increase in consultancy fee for business purpose.

INTEREST INCOME

The interest income for the three-month period ended June 30, 2011 was $93, as compared to $62 for the three-month period ended June 30, 2010, an increase of 50%. For the three-month period ended June 30, 2011, the interest income was the interest earned on cash in bank deposit. This change was due to the increase in average balance of bank deposits in the current period as compared with in the same period of 2010.

OTHER INCOME

The other income for the three-month period ended June 30, 2011 was $4,733, representing income for administration services provided to a related party, Foshan KaiEr Information Technology Company Limited starting from late 2010. Other income for the three-month period ended June 30, 2011 was $6,939, which is resulted from the sales of software to Chigo for its replacement. As it was one-off in nature, we classified it as other income instead of operating revenue.

INTEREST EXPENSES

There were no interest expenses for the three-month period ended June 30, 2011, as compared to $12,301 for the three-month period ended June 30, 2010. The decrease was mainly resulted from the full settlement of the loans from a related party since September 2010.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2011 and 2010.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended June 30, 2011, no provision for EIT has been made.

INCOME FROM DISCONTINUED OPERATIONS

During the three-month period ended June 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited (“Foshan Company”) at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. There was no such gain in the three-month period ended June 30, 2011.

NET INCOME

The Company incurred a net loss of $124,079 for the three-month period ended June 30, 2011, as compared to a net income of $575,562 for the three-month period ended June 30, 2010.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

During the three-month period ended June 30, 2011, the Company recorded $19,121 as foreign currency translation adjustment due to the appreciation of Renminbi. There was no such adjustment for the three-month period ended June 30, 2010.

SIX-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2010.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $413,433 service income as operating revenue for the six-month period ended June 30, 2011, as compared to $1,004,460 for the six-month period ended June 30, 2010, a decrease of 59%. Approximately 92% was generated from the Nanhai project and schools smartcard system for the six-month period ended June 30, 2011, as compared to 98% for the six-month period ended June 30, 2010. The revenue decreased because some cities, including Qingyuan city, Maoming city and Shanwei city in the Guangdong Province, had terminated their agreements with us.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs mainly represented cost for provision of services under the old system of Nanhai project and the new system, and the cost of sales of IC cards and equipments which are considered auxiliary to the Company’s core business.

In respect of Nanhai project, the subcontracting and other service costs comprised (i) 10% of service income payable to the representatives of the Company, (ii) cost of purchase of SMS service and (iii) 5% business tax.

The subcontracting and other service costs under the new system mainly represented (i) the service charge to co-ordinators paid through China Mobile, (ii) cost to service/equipment providers in relation to the service income in certain districts, and (iii) 5% business tax.

Subcontracting and other service costs decreased 59% to $229,213 for the six-month period ended June 30, 2011, as compared to $556,339 for the six-month period ended June 30, 2010.

A significant portion of these charges, approximately 96% and 98% for the six-month periods ended June 30, 2011 and 2010, respectively, was related to the Nanhai project and schools smartcard system. The decrease in cost was in line with the decrease in operating revenues which was caused by the termination of smartcard payment system and related value-added services in several cities as described in the section of “operating revenues” above.

STAFF COSTS

The total staff costs for the six-month period ended June 30, 2011 decreased by 67% to $43,586 as compared to $133,517 for the six-month period ended June 30, 2010. This was resulted from the decrease in the average number of employees over this period following the termination of services in several cities. Currently, the Company employs a total of 23 employees, including 7 card equipment and software development staff members, 12 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the six-month period ended June 30, 2011 amounted to $9,969, as compared to $8,094 for the six-month period ended June 30, 2010, an increase of 23%, which was due to the addition of fixed assets over this period. These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the six-month period ended June 30, 2011 decreased by 41% to $61,064, as compared to $102,825 for the six-month period ended June 30, 2010. These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was caused by the impairment loss of US$441,176 which was made as of December 31, 2010 after the impairment test.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the six-month period ended June 30, 2011 were $259,554, as compared to $146,969 for the six-month period ended June 30, 2010, an increase of 77%. The increase in other general and administrative expenses was mainly due to the increase in entertainment and travelling expenses resulting from more effort was put to maintain a friendly relationship with existing schools in order to introduce our services to more customers and the rental expenses of $79,329 which was charged back from Chigo in this period for renting an office space in Chigo Building for the period commencing from the operation of the Company’s business in September 2006 to June 2011. The increase was also caused by the increase in consultancy fee for business purpose.

INTEREST INCOME

The interest income for the six-month period ended June 30, 2011 was $504, as compared to $3,296 for the six-month period ended June 30, 2010, a decrease of 85%. For the six-month period ended June 30, 2011, the interest income was the interest earned on cash in bank deposit. This change was due to the increase in average balance of bank deposits in the current period as compared with in the same period of 2010.

OTHER INCOME

The other income for the six-month period ended June 30, 2011 was $9,195, representing income for administration services provided to a related party, Foshan KaiEr Information Technology Company Limited starting from late 2010. Other income for the three-month period ended June 30, 2011 was $6,939 which is resulted from the sales of software to Chigo for its replacement. As it was one-off in nature, we classified it as other income instead of operating revenue.

INTEREST EXPENSES

There were no interest expenses for the six-month period ended June 30, 2011, as compared to $27,512 for the six-month period ended June 30, 2010. The decrease was mainly resulted from the full settlement of the loans from a related party since September 2010.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2011 and 2010.

Since the Company’s PRC established subsidiaries either incurred losses for taxation purpose or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods for the three-month period ended June 30, 2011, no provision for EIT has been made.

INCOME FROM DISCONTINUED OPERATIONS

During the six-month period ended June 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited (“Foshan Company”) at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. There was no such gain in the six-month period ended June 30, 2011.

NET INCOME

The Company incurred a net loss of $180,254 for the six-month period ended June 30, 2011, as compared to a net income of $638,492 for the six-month period ended June 30, 2010.

TEMPORARY RECEIPT

Temporary receipt of $36,148 for the six-month period ended June 30, 2011 as compared to 57,416 for the six-month period ended June 30, 2010, a decrease of 37%. The decrease was mainly due to the recognition of the service income of Nanhai project for the six-month period ended June 30, 2011.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

During the six-month period ended June 30, 2011, the Company recorded $19,121 as foreign currency translation adjustment due to the appreciation of Renminbi. There was no such adjustment for the six-month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, cash and cash equivalents totaled $263,586, an increase of $54,282 as compared with $209,304 as of December 31, 2010.  The increase was the result of a combination of net cash provided by financing activities in the amount of $143,305 and net cash used in operating activities in the amount of $94,114. The cash provided by financing activities was primarily due to advances from related parties.  The net cash used in operating activities was mainly due to the net operating loss.

CRITICAL ACCOUNTING POLICIES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policy," the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management's discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the second three months of 2011, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the six months ended June 30, 2011, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

August 15, 2011	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

August 15, 2011	Smartpay Express, Inc.
	By:	/s/ Xianxia Wang
Xianxia Wang
Chief Financial Officer