Form 10-Q
period 2011-09-30
SMARTPAY EXPRESS, INC.
filed 2011-11-21
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of the date of this filing.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended September, 30, 2011

TABLE OF CONENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three-month and nine-month periods ended September 30, 2011 and 2010	3

Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010	5

Notes to the Unaudited Condensed Consolidated Financial Statements	6 - 9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	10-16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4 - CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	18

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5 - OTHER INFORMATION	18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES	19

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
	Note	US$	US$	US$	US$
			(Restated -		(Restated -
Continuing operations			Note 5)		Note 5)

Operating revenues
Service income		242,769	230,986	656,202	1,235,446

Operating expenses
Subcontracting and other service costs		(181,290)	(142,723)	(410,503)	(699,062)
Staff costs		(34,433)	(34,966)	(78,019)	(168,483)
Depreciation of property, plant and equipment		(4,984)	(4,365)	(14,953)	(12,459)
Amortization of intangible assets		(30,532)	(51,413)	(91,596)	(154,238)
Other general and administrative expenses		(136,341)	(30,586)	(395,895)	(177,555)

(Loss) Income from operations		(144,811)	(33,067)	(334,764)	23,649

Interest income		282	286	786	3,582
Other income		5,037	13,450	14,232	20,389
Interest expense		-	(12,041)	-	(39,553)

(Loss) Income before income tax and noncontrolling interests		(139,492)	(31,372)	(319,746)	8,067

Income tax	4	(18,971)	-	(18,971)	-

Net (loss) income from continuing operations including noncontrolling interests		(158,463)	(31,372)	(338,717)	8,067

Discontinued operations
Income from discontinued operations (including gain on disposal of US$607,525)	5	-	-	-	599,053

Net (loss) income including noncontrolling interests		(158,463)	(31,372)	(338,717)	607,120

Add: Net income from continuing operations attributable to noncontrolling interests		-	-	-	834

Add: Net income from discontinued operations attributable to noncontrolling interests		-	-	-	131

Net (loss) income attributable to SPYE common stockholders		(158,463)	(31,372)	(338,717)	608,085

Other comprehensive income
- Foreign currency translation adjustment		7,205	-	26,326	-

Total comprehensive (loss) income		(151,258)	(31,372)	(312,391)	608,085

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations		(12.26) cents	(2.43) cents	(26.21) cents	0.69 cents
Earnings per share from discontinued operations		-	-	-	46.37 cents

		(12.26) cents	(2.43) cents	(26.21) cents	47.06 cents

Weighted average number of shares of common stock outstanding		1,292,166	1,292,166	1,292,166	1,292,166

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		September 30, 2011	December 31, 2010
	Note	US$	US$
		(Unaudited)
ASSETS

Current assets
Trade receivables		328,144	357,751
Prepayments and deposits		15,108	6,624
Other debtors		49,003	20,194
Amounts due from related parties	6(b)(ii)	6,026	382,834
Income tax recoverable		30,687	29,489
Inventories		15,117	7,856
Cash and cash equivalents		632,364	209,304

Total current assets		1,076,449	1,014,052

Property, plant and equipment, net		29,323	42,772
Intangible assets, net		593,785	660,000

Total assets		1,699,557	1,716,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade payables		796,397	641,080
Accrued charges and other payables		281,300	284,204
Amounts due to related parties	6(b)(iii)	281,511	114,511
Temporary receipts		33,127	57,416

Total current liabilities		1,392,335	1,097,211

Commitments and contingencies

Stockholders' equity
Preferred stock - par value US$0.001 per share; authorized 5,000,000 shares; none issued and outstanding as of September 30, 2011 and December 31, 2010
Common stock - par value US$0.001 per share; authorized 300,000,000 shares; issued and outstanding 1,292,166 shares as of September 30, 2011 and December 31, 2010		1,292	1,292
Additional paid in capital		2,009,454	2,009,454
Dedicated reserve		319	319
Accumulated losses		(1,820,498)	(1,481,781)
Accumulated other comprehensive income		116,655	90,329

Total stockholders' equity		307,222	619,613

Total liabilities and stockholders' equity		1,699,557	1,716,824

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	US$	US$
Cash flows from operating activities:
Net (loss) income including noncontrolling interests	(338,717)	607,120

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	14,953	12,727
Amortization of intangible assets	91,596	154,238
Exchange difference	(4,117)	-
Gain on disposal of interest in a subsidiary	-	(607,525)
Changes in working capital:
Trade receivables	44,141	(59,051)
Prepayments and deposits	(8,256)	(472)
Other debtors	(27,989)	2,039
Inventories	(6,942)	(39,643)
Trade payables	129,273	247,131
Accrued charges and other payables	(14,602)	(24,706)
Temporary receipts	(25,423)	(25,999)
Income tax recoverable	(1,198)	(25,053)

Net cash (used in) provided by operating activities	(147,281)	240,806

Cash flows from investing activities:
Payments for purchase of property, plant and equipment	-	(17,674)
Decrease in bank deposit, collateralized	-	132,353

Net cash provided by investing activities	-	114,679

Cash flows from financing activities:
Repayments from (Advances to) related parties	561,939	(9,432)
Repayment of short-term bank loan	-	(125,000)

Net cash provided by (used in) financing activities	561,939	(134,432)

Net increase in cash and cash equivalents	414,658	221,053

Cash and cash equivalents at beginning of period	209,304	378,671

Effect on exchange rate changes	8,402	-

Cash and cash equivalents at end of period	632,364	599,724

Supplemental cash flow information
Interest (received) paid, net	(786)	42,586
Income tax paid	18,971	-
Non-cash transactions: - consideration for acquisition of additional interest in a subsidiary paid by a related party	-	294,118
- consideration for disposal of interest in a subsidiary:
- settled by offsetting against amount due to a related party	-	251,471
- unpaid and included in other debtors	-	566,176

The financial statements should be read in conjunction with the accompanying notes.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2011 to September 30, 2011

The accompanying financial statements present the financial position of SmartPay Express, Inc. (the "Company") as of September 30, 2011 and December 31, 2010, and its results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. All inter-company accounts and transactions have been eliminated on consolidation.

The unaudited condensed consolidated financial statements of the Company for the three month and nine months ended September 30, 2011 and 2010 have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The information included reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly state the operating results for the respective periods.  However, these operating results are not necessarily indicative of the results expected for the full fiscal year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations.  The notes to the unaudited condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our 2010 Annual Report on Form 10-K filed with the SEC on April 15, 2011.  The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

The Company had negative working capital as of September 30, 2011 of US$315,886, which raises doubts about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future or obtaining adequate financing as and when required. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

A major stockholder has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

As a result, management is confident that the Company will be able to continue as a going concern.

SMARTPAY EXPRESS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Period from January 1, 2011 to September 30, 2011

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND STANDARDS

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company's financial statements.

4.	TAXATION

Entities that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at the rate of 16.5%. Entities that carry on business and derive income in the PRC are subject to PRC enterprise income tax at the rate of 25%.

No provision for Hong Kong profits tax and PRC enterprise income tax has been made as the subsidiaries in Hong Kong and the PRC either incurred losses for taxation purpose during the three-month and nine-month periods ended September 30, 2011 and 2010 or their estimated assessable profits were wholly absorbed by unrelieved tax losses brought forward from previous periods. The amount for the three-month and nine-month periods ended September 30, 2011 represented underprovision for taxation in respect of a PRC subsidiary for the year 2010.

5.	DISCONTINUED OPERATIONS

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited at a consideration of US$817,647, resulted in a gain of US$607,525 as recorded in the consolidated statements of operations during the year ended December 31, 2010 (the "Disposal"). The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of US$342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal.

The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, "Property, Plant and Equipment". Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Service income	-	-	-	-

Subcontracting and other service costs	-	-	-	-
Staff costs	-	-	-	(1,576)
Depreciation of property, plant and equipment	-	-	-	(268)
Amortization of intangible assets	-	-	-	-
Other general and administrative expenses	-	-	-	(13)
Interest income	-	-	-	3
Interest expenses	-	-	-	(6,618)

Loss before income tax	-	-	-	(8,472)
Gain on disposal of interest in a subsidiary	-	-	-	607,525

Income from discontinued operations	-	-	-	599,053

6.	RELATED PARTY TRANSACTIONS

In addition to the transactions / information disclosed elsewhere in these financial statements, the Company had the following transactions with related parties.

(a)	Name and relationship of related parties

Name	Existing relationships with the Company
Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
Qiu Bo	Spouse of Li Xing Hao
Guangdong Chigo Air Conditioning Company Limited* ("Chigo")	A company in which Li Xing Hao has control and beneficial interest
Foshan Information Technology Company Limited* ("Foshan Company")	A company in which Li Xing Hao has control and beneficial interest
Foshan JinCheng Information Technology Company Limited* ("JinCheng")	A company in which Li Xing Hao has control and beneficial interest
Foshan KaiEr Information Technology Company Limited* ("KaiEr")	A company in which Li Xing Hao has significant influence and beneficial interest

*  The official names are in Chinese and the English names are translation for reference only.

(b)	Balances with related parties

(i)	Trade receivable from a related party included in "Trade receivables"

	As of
	September 30, 2011	December 31, 2010
	US$	US$

Chigo	6,185	5,944

The amount due is unsecured, interest-free and has no fixed repayment term.

6.        RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Balances with related parties (Continued)

(ii)	Amounts due from related parties

	As of
	September 30, 2011	December 31, 2010
	US$	US$

Li Xing Hao	-	377,451
JinCheng	6,026	5,383

	6,026	382,834

As of September 30, 2011 and December 31, 2010, the amounts due are unsecured, interest-free and have no fixed repayment term.

(iii)	Amounts due to related parties

	As of
	September 30, 2011	December 31, 2010
	US$	US$

Foshan Company	63,132	60,667
Chigo	89,951	4,584
KaiEr	93,297	49,260
Li Xing Hao	34,642	-
Qiu Bo	489	-

	281,511	114,511

The amounts due are unsecured, interest-free and have no fixed repayment term.

(c)	Summary of related party transactions

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$

Sundry income from KaiEr	5,037	-	14,207	-
Sundry income from Chigo	-	-	-	6,851
Sales of goods to Chigo	-	-	-	82,239
Rental expenses to Chigo	4,767	-	84,095	-
Interest expenses to Li Xing Hao	-	5,418	-	38,941

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We were incorporated in the State of Nevada in June 2004 to engage in any lawful undertaking.  We were a development stage company indirectly owning one apartment building in Chicopee, Massachusetts.  Pursuant to a share exchange agreement, dated October 10, 2007, the shareholders of Eastern Concept Development Limited exchanged all of its share capital for 35,351,667 shares of Common Stock of SPYE, or 70.7% of the total then 50,000,000 issued and outstanding shares of common stock of SPYE after giving effect to the share exchange.  Subsequently, on December 18, 2007, we filed a Schedule 14C for the adoption of the Company's name of SmartPay Express, Inc. and the increase of our authorized capital to 300,000,000 shares of common stock, authorized capital shares of preferred stock remains the same as 5,000,000 shares. On November 21, 2008, we completed the one-for-fifty reverse stock split. As a result of the reverse stock split, the total number of our outstanding shares was reduced from 64,607,460 to 1,292,166.

Through its indirectly wholly-owned subsidiary, Guangdong Wanzhi Electron S&T Co., Ltd. ("Foshan"), SPYE is principally engaged in providing smart card systems and related value-added services mainly in the Guangdong Province of the People's Republic of China.  We are an operator of All-in-One Municipal Service Cards ("AIOMS Card").  The AIOMS Card has a built-in microchip containing an electronic purse and other applications which can accurately record the holder's transaction details.  Examples of the usages of AIOMS Cards include, but are not limited to, the following:  VIP shopping cards, prepaid phone cards, municipal travel cards, student cards, corporate employee cards and lottery sales cards. We have opened a branch in the city of Foshan, in Guangdong Province, and have signed contracts to open additional branches in other major cities in China.  The Company currently has 25 employees, including 7 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

The main business of the Company is all-in-one education cards system. The service income was derived from the provision of telephone and SMS services to the parents of the students (collectively the "participants"), in various cities in Guangdong Province of the People's Republic of China including Foshan, Maoming, Qingyuan, Shanwei, Guangzhou, Jieyang and Shunde. However, the services in Maoming, Qingyuan, Shanwei, Guangzhou, Jieyang have been terminated during the year ended December, 31, 2010. The Company provides a communication platform between the students and the parents of the students. Each participated student is assigned with one "all-in-one education" smartcard which contains a built-in microchip with Electron S&T purse and other applications which can accurately record the holder's transactions details. When the students arrive at and leave schools, they are required to present their smartcards to the card readers, the parents of the students would then receive a SMS message. The smartcard system enables schools and parents to check progress and information of students, and also allows them to be notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The development of the Company's all-in-one education cards system can be described by two stages in terms of different mode of operation and method of collection. At the first stage, the all-in-one education cards system was initially named as "Nanhai project" as its operation is only in Nanhai district of Foshan in Guangdong Province. The normal business cycle of this stage of business can be described in following sequence:

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

b.)
The Company adopted a low-profit-margin business model by supplying and provisioning of free equipment to the schools in Nanhai district to expand its customer base in the all-in-one education card sector and to exchange for the operating right as mentioned in a.) above. The cost of the computer equipment and software provided to schools in respect of the Nanhai project is capitalized and accounted for as intangible assets on the Company's balance sheets.

c.)
Each participant is first assigned with one "all-in-one education" smartcard and is required to pay a refundable deposit of RMB25 for each smartcard. The deposit received from the participant is recorded in "deposits for smartcards", which are included in "Accrued charges and other payables" in the balance sheets.

d.)
The service fee income is fixed at RMB10 per month per student for the service period stated in the return slip signed by the participants. Under this arrangement, the participant is required to pay the service fee in advance to the Company at a lump sum payment for each school year (10 months). The Company recognizes this service income over the service period stated in the return slip and service income received in advance is recorded in "temporary receipts" in the balance sheets.

e.)
The cost of Nanhai project represented (i) rebate of 10% of its service fee income to the representatives of the Company to co-ordinate with schools, (ii) rebate to participants by way of consumption value of a smartcard payment system in Foshan amounting to 50% of the service fee income plus a travel coupon, and (iii) cost of purchase of SMS service from SMS service operator. As a result, 60% of service income in total was provided as the cost of the project while the cost of purchase of SMS service was recognized when incurred from the commencement of operation to August 2009. Since September 2009, we have discontinued the promotional rebates of consumption value of a smartcard payment system in Foshan and travel coupon, while the rebate to the Company's representative remains the same. As a result, from September 2009 onwards, the cost of Nanhai project comprises 10% of service income payable to the representatives of the Company and the cost of purchase of SMS service.

Beginning in September 2009, the Company has introduced a new mode of operation and collection of service income namely as "New School Smartcard System" ("new system"), although the operations of the Nanhai project as described in above still remain in effect for certain participants in the Nanhai district. Under the new system, the Company entered into a service agreement with the Foshan branch of China Mobile, a major telecom service operator in PRC, to form a platform to provide telephone and SMS service to the participants and also provide a better way to collect the service income indirectly from China Mobile. The normal business cycle of this new system can be described in following sequence:

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

d.)
China Mobile collects the monthly fee of RMB10 from each participant through the monthly mobile phone charge. China Mobile would then issue a monthly statement to the Company around three weeks after the relevant month end to indicate the amount of fee income collected by China Mobile and the Company's entitlement based on the terms of the service agreements previously entered into by each party. China Mobile normally settles the amount due within 2 - 3 months.

e.)
Upon the implementation of the new system in Nanhai district of Foshan, the Company gives the right to the participants to choose either to use the old system or the new system from September 2009 by means of signing a return slip. This is a special arrangement for Nanhai district as it is the Company's effort to enter into this district and signed agreements with Education Authority of Nanhai District at the beginning and China Mobile cannot put monopolize force to the existing participants to join the new system. Those participants not choosing to use the new system are usually using other telecom service providers, i.e. China Unicom and China Telecom. Under this situation, the Company uses its existing operating platform and purchases of SMS data usage to other telecom service providers to provide the SMS service to the parent.

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month and the nine-month periods ended September 30, 2011 and 2010.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
		(Restated -		(Restated -
Continuing operations		Note 5)		Note 5)

Operating revenues
Service income	242,769	230,986	656,202	1,235,446

Operating expenses
Subcontracting and other service costs	(181,290)	(142,723)	(410,503)	(699,062)
Staff costs	(34,433)	(34,966)	(78,019)	(168,483)
Depreciation of property, plant and equipment	(4,984)	(4,365)	(14,953)	(12,459)
Amortization of intangible assets	(30,532)	(51,413)	(91,596)	(154,238)
Other general and administrative expenses	(136,341)	(30,586)	(395,895)	(177,555)

(Loss) Income from operations	(144,811)	(33,067)	(334,764)	23,649

Interest income	282	286	786	3,582
Other income	5,037	13,450	14,232	20,389
Interest expense	-	(12,041)	-	(39,553)

(Loss) Income before income tax and noncontrolling interests	(139,492)	(31,372)	(319,746)	8,067

Income tax	(18,971)	-	(18,971)	-

Net (loss) income from continuing operations including noncontrolling interests	(158,463)	(31,372)	(338,717)	8,067

Discontinued operations
Income from discontinued operations (including gain on disposal of US$607,525)	-	-	-	599,053

Net (loss) income including noncontrolling interests	(158,463)	(31,372)	(338,717)	607,120

Add: Net income from continuing operations attributable to noncontrolling interests	-	-	-	834

Add: Net income from discontinued operations attributable to noncontrolling interests	-	-	-	131

Net (loss) income attributable to SPYE common stockholders	(158,463)	(31,372)	(338,717)	608,085

Other comprehensive income
- Foreign currency translation adjustment	7,205	-	26,326	-

Total comprehensive (loss) income	(151,258)	(31,372)	(312,391)	608,085

Basic and diluted (loss) earnings per share
(Loss) Earnings per share from continuing operations	(12.26) cents	(2.43) cents	(26.21) cents	0.69 cents
Earnings per share from discontinued operations	-	-	-	46.37 cents

	(12.26) cents	(2.43) cents	(26.21) cents	47.06 cents

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $242,769 service income as operating revenue for the three-month period ended September 30, 2011, as compared to $230,986 for the three-month period ended September 30, 2010, an increase of 5.1%. Approximately 84% was generated from the Nanhai project and schools smartcard system for the three-month period ended September 30, 2011, as compared to 91% for the three-month period ended September 30, 2010.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs mainly represented cost for provision of services under the old system of Nanhai project and the new system, and the cost of sales of IC cards and equipments which are considered auxiliary to the Company's core business.

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

Subcontracting and other service costs increased 27% to $181,290 for the three-month period ended September 30, 2011, as compared to $142,723 for the three-month period ended September 30, 2010.

A significant portion of these charges, approximately 83% and 97% for both three-month periods ended September 30, 2011 and 2010, respectively, was related to the Nanhai project and schools smartcard system. The costs increased to a greater extent than revenues because the operating cost of existing cities under services has relatively lower margin than the cities under services of last year during the same period.

STAFF COSTS

The total staff costs for the three-month period ended September 30, 2011 slightly decreased by 1.5% to $34,433 as compared to $34,966 for the three-month period ended September 30, 2010. Currently, the Company employs a total of 25 employees, including 7 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended September 30, 2011 amounted to $4,984, as compared to $4,365 for the three-month period ended September 30, 2010, an increase of 14.2%, which was due to the addition of fixed assets in 2010. These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended September 30, 2011 decreased by 40.6% to $30,532, as compared to $51,413 for the three-month period ended September 30, 2010. These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was caused by the impairment loss of US$441,176 which was made as of December 31, 2010 after the impairment test.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended September 30, 2011 were $136,341, as compared to $30,586 for the three-month period ended September 30, 2010, an increase of 345.8%. The increase in other general and administrative expenses was mainly due to (1) the increase in entertainment and travelling expenses resulting from more effort was put to maintain a friendly relationship with existing schools in order to introduce our services to more customers; and (2) additional consulting and professional fees that we paid for in connection with our filing obligations as a reporting company.

INTEREST INCOME

The interest income for the three-month period ended September 30, 2011 was $282, as compared to $286 for the three-month period ended September 30, 2010. For the three-month period ended September 30, 2011, the interest income was the interest earned on cash in bank deposit.

OTHER INCOME

The other income for the three-month period ended September 30, 2011 was $5,037, as compared to $13,450 for the three-month period ended September 30, 2010, a decrease of 62.6%. The other income for the three-month period ended September 30, 2011 was $5,037, representing income for administration services provided to a related party, Foshan KaiEr Information Technology Company Limited starting from late 2010.  The other income for the three-month period ended September 30, 2010 was $13,450, a result of the government grant received from a specialized project.

INTEREST EXPENSE

During the three-month period ended September 30, 2011, the interest expenses was $Nil as compared to $12,041 for the three-month period ended September 30, 2010. The decrease was resulted from the full settlement of the loans from a related party.

INCOME TAX

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2011 and 2010.

During the three-month period ended September 30, 2011, the income tax was $18,971 as compared to $Nil for the three-month period ended September 30, 2010.  The amount for the three-month period ended September 30, 2011 represented the EIT paid in respect of a PRC subsidiary for the year 2010.

NET INCOME

The Company incurred a net loss of $158,463 for the three-month period ended September 30, 2011, as compared to a net loss of $31,372 for the three-month period ended September 30, 2010. The decrease in net income was primarily due to the increase in subcontracting and other service costs and other general and administrative expenses.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

During the three-month period ended September 30, 2011, the Company recorded $7,205 as foreign currency translation adjustment due to the appreciation of Renminbi. There was no such adjustment for the three-month period ended September 30, 2010.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard system and related value-added services primarily in Guangdong province, the PRC.  The Company generated a total of $656,202 service income as operating revenue for the nine-month period ended September 30, 2011, as compared to $1,235,446 for the nine-month period ended September 30, 2010, a decrease of 46.9%. Approximately 87% was generated from the Nanhai project and schools smartcard system for the nine-month period ended Septemer 30, 2011, as compared to 97% for the nine-month period ended September 30, 2010. The decrease in service income was because some cities, including Qingyuan city, Maoming city and Shanwei city in the Guangdong Province, had terminated their agreements with us.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs mainly represented cost for provision of services under the old system of Nanhai project and the new system, and the cost of sales of IC cards and equipments which are considered auxiliary to the Company's core business.

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

Subcontracting and other service costs decreased 41.3% to $410,503 for the nine-month period ended September 30, 2011, as compared to $699,062 for the nine-month period ended September 30, 2010.

A significant portion of these charges, approximately 87% and 98% for the nine-month period ended September 30, 2011 and 2010, respectively, was related to the Nanhai project and schools smartcard system. The decrease in cost was in line with the decrease in operating revenues which was caused by the termination of smartcard payment system and related value-added services in several cities as described in the section of "operating revenues" above.

STAFF COSTS

The total staff costs for the nine-month period ended September 30, 2011 decreased by 53.7% to $78,019 as compared to $168,483 for the nine-month period ended September 30, 2010. This was resulted from the decrease in the average number of employees over this period following the termination of services in several cities. At September 30, 2011, the Company employs a total of 25 employees, including 7 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 2 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the nine-month period ended September 30, 2011 amounted to $14,953, as compared to $12,459 for the nine-month period ended September 30, 2010, an increase of 20%, which was due to the addition of fixed assets in 2010. These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the nine-month period ended September 30, 2011 amounted to $91,596, as compared to $154,238 for the nine-month period ended September 30, 2010, a decrease of 40.6%.  These amortization charges were resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The decrease was caused by the impairment loss of US$441,176 which was made as of December 31, 2010 after the impairment test.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the nine-month period ended September 30, 2011 were $395,895, as compared to $177,555 for the nine-month period ended September 30, 2010, an increase of 123%. The increase in other general and administrative expenses was mainly due to (1) the increase in entertainment and travelling expenses resulting from more effort was put to maintain a friendly relationship with existing schools in order to introduce our services to more customers; (2) the rental expenses of $79,329 which was charged back from Chigo in this period for renting an office space in Chigo Building for the period commencing from the operation of the Company's business in September 2006 to June 2011; and (3) additional consulting and professional fees that we paid for in connection with our filing obligations as a reporting company.

INTEREST INCOME

The interest income for the nine-month period ended September 30, 2011 was $786, as compared to $3,582 for the nine-month period ended September 30, 2010, a decrease of 78.1%. For the nine-month period ended September 30, 2011, the interest income was the interest earned on cash in bank deposit. This change was due to the decrease in average balance of bank deposits in the current period as compared with in the same period of 2010.

OTHER INCOME

The other income for the nine-month period ended September 30, 2011 was $14,232, as compared to $20,389 for the nine-month period ended September 30, 2010, a decrease of 30.2%. The other income for the nine-month period ended September 30, 2011 was $14,232, representing income for administration services provided to a related party, Foshan KaiEr Information Technology Company Limited starting from late 2010. The other income for the nine-month period ended September 30, 2010 was $20,389, a result of the sales of software to Chigo for its replacement and government grant received for a specialized project.

INTEREST EXPENSE

During the nine-month period ended September 30, 2011, the interest expenses was $Nil as compared to $39,553 for the nine-month period ended September 30, 2010. The decrease was mainly resulted from the full settlement of the loans from a related party since September 2010.

INCOME TAX

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2011 and 2010.

During the nine-month period ended September 30, 2011, the income tax was $18,971 as compared to $Nil for the nine-month period ended September 30, 2010.  The amount for the nine-month period ended September 30, 2011 represented the EIT paid in respect of a PRC subsidiary for the year 2010.

INCOME FROM DISCONTINUED OPERATIONS

During the nine-month period ended September 30, 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Information Technology Company Limited ("Foshan Company¡¡À) at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the condensed statements of operations. There was no such gain in the nine-month period ended September 30, 2011.

NET INCOME

The Company incurred a net loss of $338,717 for the nine-month period ended September 30, 2011, as compared to a net income of $607,120 for the nine-month period ended September 30, 2010. The decrease in net income was primarily due to the increase in subcontracting and other service costs and other general and administrative expenses and the income from discontinued operation generated in the nine-month period ended September 30, 2010 did not occur in the current period.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

During the nine-month period ended September 30, 2011, the Company recorded $26,326 as foreign currency translation adjustment due to the appreciation of Renminbi. There was no such adjustment for the nine-month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, cash and cash equivalents totaled $632,364, an increase of $423,060 as compared with $209,304 as of December 31, 2010.  The increase was the result of a combination of net cash provided by financing activities in the amount of $561,939 and net cash used in operating activities in the amount of $147,281. The cash provided by financing activities was primarily due to repayments from related parties.  The net cash used in operating activities was mainly due to the net operating loss and decrease in trade payables.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the third quarter of 2011, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the nine months ended September 30, 2011, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

November 21, 2011	Smartpay Express, Inc.
	By:	/s/ Ping Tang
Ping Tang
Chairman and Chief Executive Officer

November 21, 2011	Smartpay Express, Inc.
	By:	/s/ Xianxia Wang
Xianxia Wang
Chief Financial Officer