Form 10-K
period 2011-12-31
SMARTPAY EXPRESS, INC.
filed 2012-04-16
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 000- 52579

SMARTPAY EXPRESS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20 - 1204606
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1315 Lawrence Avenue, East, Suite 520
Toronto Ontario, Canada M3A3R3
 (Address of principal executive offices)

(416) 510-8351
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐                               Accelerated filer ☐

Non-accelerated filer ☐                        Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Issuer's revenues for its most recent fiscal year were $1,015,993

As of June 30, 2011, which was the last business day of the registrant most recent second fiscal quarter, the aggregate market value of the registrant Common Stock held by non-affiliates of the registrant was $171,587.15 based on the closing sale price of $0.35 per share on that date.

As of the date of this report, there were outstanding 1,292,166 shares of the issuer's common stock, par value $.001.

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

●
The parties to the Agreement agreed that AXIO shall not consummate a reverse stock split or any similar reclassification or combination of its common stock for a period of one year from October 1, 2007.

●
Bennett and the Northeast Nominee Trust agreed to execute and deliver to Eastern Concept a Leak-Out Agreement which limits the ability of Bennett and the Northeast Nominee Trust to sell any portion of the 1,000,000 share block of AXIO common stock retained by Bennett as part of the transaction for a period of one year from the date thereof in excess of 10,000 shares per day.

●	On the Closing Date, the Registrant paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.

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

The following organizational chart shows the relationship of these entities and their owners as of December 31, 2011:

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

Foshan generates revenue from merchant discounts offering; prepaid card fees; and interest on stored value of the AIOMS cards. The AIOMS cards consist of 5 major operating areas of products and services, they include:

●	Government services: offer payment services of social security; medical; government reimbursement and transfer for applicable government services;
●	Municipal utilities services: offer payment services of public transportation; library and cultural facilities; and other public services;
●	E-money services: offer petty Electron S&T payment services for expenditures in merchant stores; fast food stores; and other available member merchants;
●
Data providing services:  offer database of services and consumption patterns of users for analyzing effective consumer behaviors; offer information distribution services such as SMS; email; website information to targeted users according to businesses and institutions’ preferences.

●
Value-added services: offer specific services such as employee cards which allow internal wage settlement, shopping payment and remote remittance; student cards which stores student academic results as well as government subsidized assistances; and sales agent which includes prepaid phone cards, game cards, and lottery tickets.

As of December 31, 2011, the Company has been mainly engaged in the provision of school smartcard system and related value-added services primarily in Guangdong province, the PRC.  Approximately 95 % of the total service income of $1,015,993 was generated from Nanhai project and the New Schools Smartcard System for the year ended December 31, 2011, as compared to 86% for the year ended December 31, 2010.  The remaining 5% and 14% of income in 2011 and 2010, respectively, mainly represented sales of IC cards and equipments to a third party.  Foshan considers that those transactions are auxiliary to its core business and they would not become the principal activities of Foshan.

How Much Foshan Sells

Our net sales to unaffiliated customers for the period from January 1, 2011 to December 31, 2011 were approximately $1,015,933. All operating revenues were generated from providing our smart card system and other services to various third parties.

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

Where Foshan is Headed

Our strategies for achieving continued success include:

●	Acquire operating licenses for other AIOMS card from the government in other major cities with no current operators, including targeted city of Dongguan;
●	Merge and acquire existing AIOMS card businesses from current operators, including the Guangzhou operator; and
●	Acquire related value-added services businesses so as to provide turnkey services for card users.

Foshan’s sources of revenues

The revenues of our AIOMS Cards operations will come from increased card usage and the development of new types of cards for sale. Additional sources including the following:

●	Commissions from petty payment and settlement for the citizen cards;
●	Monthly maintenance fees from the student cards;
●	Commissions from shopping and transfer services from the employee cards;
●	Commissions from petty payment and settlement for the municipal travel cards;
●	Commissions from consumption activities of the VIP merchant cards; and
●	Income from providing database of consumption patterns to businesses and institutions.

Factors that affect sales volumes for AIOMS cards include:

●	World gross domestic product growth
●	Number of AIOMS card operators acquired and
●	Development of additional value-added services

Factors that affect the prices for AIOMS cards include:

●	World economic environment
●	Relative strength of the Chinese RMB
●	Quality of services provided
●	Abundance of services provided

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

●
Chigo Group (based in Guangdong Province): a well-known brand in the home electrical appliance industry, with a well-established after-sales service network across China and other countries; the core partner of Foshan; and

●	China Mobile: our quality service provider

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

Growth Strategy

The Company’s vision is to become one of the market leaders in the AIOMS Card Industry which offers superior value-added services for card users. Management intends to grow the Company’s business by pursuing the following strategies:

●	Grow capacity and capabilities in line with market demand increases.
●	Enhance leading-edge technology through continuous innovation, research and study.
●	Continue to improve operational efficiencies and use of nearly all technical advantages.
●	Further expand into higher value-added segments of the smart card industry.
●	Build a strong market reputation to foster and capture future growth in China.

Existing Facilities

The Company’s principal executive office is located at  1315 Lawrence Avenue, East, Suite 520 Toronto Ontario, Canada M3A3R3.

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

Customers

From January 1, 2011 to December 31, 2011, the Company achieved revenues of $1,015,933. During the same period, sales to one (1) customer contributed $753,029 in revenues as set forth in the following table.

Name of Customer	Sales	% of Total Sales
China Mobile Foshan Branch	$753,029	74%
TOTALS	$753,029	74%

Regulation

The Company is subject to regulation by both the PRC central government and by local government agencies. Since its inception, the Company has been in compliance with applicable regulations.

All all-in-one municipal smart card operators are required to have operating licenses for the right to operate in designated cities in the People’s Republic of China.

Employees

The Company currently employs a total of 28 employees, including 9 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

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

 Item 2 .      Properties

The Company does not own any real property. The Company’s  executive office is located at 1315 Lawrence Avenue, East, Suite 520, Toronto Ontario, Canada M3A3R3.

Item 3 .      Legal Proceedings

We are not aware of any pending or threatened legal proceedings in which the Company or its subsidiaries are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

 Item 4.     Mine Safety Disclosures

Not Applicable.
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

		High	Low

2011	First Quarter	0.35	0.02
	Second Quarter	0.35	0.35
	Third Quarter	0.51	0.35
	Fourth Quarter	0.51	0.51

2010	First Quarter	0.15	0.15
	Second Quarter	0.15	0.15
	Third Quarter	0.15	0.15
	Fourth Quarter	0.02	0.02

The transfer agent for our common stock is Guardian Registrar & Transfer, Inc., 7951 Southwest 6th Street, Suite 216, Plantation, FL 33324, Attn: Elson Soto, Jr. Tel: (954) 915-0105.

As of December 31, 2011, there were 146 holders of record of 1,292,166 outstanding shares of common stock of the Company.

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

Equity Compensation Plans

As of December 31, 2011, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2011, we did not sell any unregistered securities.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2011.

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

The main business of the Company is all-in-one education cards system.  The service income was derived from the provision of telephone and SMS services to the parents of the students (collectively the “participants”), in various cities in Guangdong Province of the People’s Republic of China including Foshan, Maoming, Qingyuan, Shanwei, Jieyang and Shunde. The Company provides a communication platform between the students and the parents of the students.  Each participated student is assigned with one “all-in-one education” smartcard which contains a built-in microchip with Electron S&T purse and other applications which can accurately record the holder’s transactions details.  When the students arrive at and leave schools, they are required to present their smartcards to the card readers, the parents of the students would then receive a SMS message.  The smartcard system enables schools and parents to check progress and information of students, and also allows them to be notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The development of the Company’s all-in-one education cards system can be described by two stages in terms of different mode of operation and method of collection.

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

RESULTS OF OPERATIONS

The following table shows selected financial data of the consolidated statements of operations of the Company and its subsidiaries for the years ended December 31, 2011 and 2010.  The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

( In US$ thousands except per share data)	Year Ended	% of	Year Ended	% of
	Dec 31, 2011	Revenue	Dec 31, 2010	Revenue
Continuing operations

Operating revenues
Service Income	1015	100%	1,462	100.0
Sale of mobile phones	-	-	-	-

Operating expenses
Subcontracting and other service costs	(510)	(50.2)	(913)	(62.5)
Purchase of mobile phones	-	-	-	-
Staff costs	(109)	(10.7)	(186)	(12.7)
Depreciation expenses	(18)	(1.8)	(19)	(1.3)
Amortization of intangible assets	(123)	(12.1)	(206)	(14.1)
Impartment loss of intangible assets	(66)	(6.6)	(441)	(30.1)
Allowance for doubtful accounts on inventories, trade receivables, prepayments, other receivables and amounts due from related parties	-		(49)	(3.4)
Other general and administrative expenses	(528)	(52.0)	(237)	(16.2)

Total Operating expenses	(1,354)	(126.8)	(2,051)	(140.3)

Loss from operations	(339)	(33.4)	(589)	(40.3)

Non-operating income (expenses)
Interest income	1	-	4	0.3
Others	76	7.5	12	0.8
Total Other Income	77	7.5	16	1.1
Loss before income tax and noncontrolling interests	(262)	(16.9)	(573)	(39.2)
Income tax expense	(60)	(6.0)	-	-

Discontinued operations
Income (Loss) from discontinued operations	-	-	599	41.0

Income (Loss) before noncontrolling interests	(322)	(32.2)	26	1.8

Noncontrolling interests	-	-	1	-

Net Income (Net loss)	(322)	(32.2)	27	1.8

Loss per share
Basic and diluted	$(0.25)		$(0.02)

FISCAL YEAR ENDED DECEMBER 31, 2011 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2010.

OPERATING REVENUE

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $1,015,933 service income as operating revenue for the year ended December 31, 2011, as compared to $1,462,296 for the year ended December 31, 2010, a decrease of 31%. The decrease was due to schools in Maoming city, Qingyuan city and Shanwei city in the Guangdong Province not renewing their contracts with us as of December 31, 2010. In the past, the Company collected proceeds from students directly and paid subcontracting and other charges to service providers. Commencing from September 2009, the telecom service provider collects service fees from the students and pays the Company for its entitlement.

During the year ended December 31, 2011, the Company generated its revenues from cities including Foshan, Nanhai and Shunde.  The Company anticipates less revenue will be generated in 2012 because some cities had terminated their agreements with us.

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

Total subcontracting and other service costs decreased 44% to $509,810 for the year ended December 31, 2011, as compared to $912,661 for the year ended December 31, 2010.

The decrease was a result of a decrease in the use of subcontracting and other services incurred during the year ended December 31, 2011.

STAFF COSTS

The total staff costs for the year ended December 31, 2011 amounted to $109,407 as compared to $186,416 for the year end December 31, 2010, a decrease of 41%. The decrease in staff costs was due to the decrease in the average number of personnel during the year ended December 31, 2011. Currently the Company employs a total of 28 employees, including 9 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the year ended December 31, 2011 amounted to $18,266, as compared to $18,593 for the year ended December 31, 2010, a decrease of 2%, which was due to certain fixed assets being fully depreciated in 2011.   These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for year ended December 31, 2011 amounted to $122,991, as compared to $205,651 for the year ended December 31, 2010 a decrease of 40%.  The decrease in amortization charges on the operating rights of the Nanhai project and computer software relating to the Nanhai project was due to the write down of the value for the computer software and operating rights.   As of December 31, 2011 the carrying value of the operating rights of the Nanhai project was $389,179 and the carrying value of the intangible asset of the computer software was $114,193.

IMPAIRMENT LOSS OF INTANGIBLE ASSETS

The management has prepared a cash flow forecast for the impairment assessment of the intangible assets in relation to the operating rights and computer software in respect of the Nanhai project.  As a result of the impairment test, the management considers that the carrying amount of the intangible assets exceeds its fair value, so an impairment loss of $66,621 and $441,176 was made in the financial statements during the years ended December 31, 2011 and December 31, 2010, respectively.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the year end December 31, 2011 were $528,343, as compared to $237,797 for the year ended December 31, 2010, an increase of 122%. The increase in other general and administrative expenses was mainly due to an increase in legal, accounting and consulting costs.

INTEREST INCOME

Interest income for the year ended December 31, 2011 was $1,189, as compared to $3,969 for the year ended December 31, 2010, a decrease of 70%.  This income was the interest earned on cash in bank deposit.  The change was due to the decrease in average balance of bank deposits in 2011.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes (“EIT”) on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in years 2011 and 2010.

The Company’s PRC established subsidiaries incurred losses for the year ended December 31, 2010, so no provision for EIT has been made yet.

NET INCOME (LOSS)

The Company had generated net loss for the year ended December 31, 2011, of $321,654 as compared to net income of $27,004 for the year ended December 31, 2010, which was primarily due to the decrease in service income and the increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, cash and cash equivalents totaled $866,342.  This cash position was the result of a combination of net cash provided by financing activities in the amount of $658,552, net cash provided by operating activities in the amount of $6513 and net cash provided by investing activities of $0.00. The cash provided by financing activities was primarily due to advances from related parties.  The net cash provided by operating activities was mainly due to cash generated from revenue derived from sales of smartcard payment system and related value-added services.  We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

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

Adoption of Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

SMARTPAY EXPRESS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
SmartPay Express, Inc.

We have audited the accompanying consolidated balance sheet of SmartPay Express, Inc. and its subsidiaries (“the Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of operations and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred continuous losses and capital deficits, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 16, 2012

M MAZARS

Report of Independent Registered Public Accounting Firm

To the Sole Director and Stockholders of
SMARTPAY EXPRESS, INC.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company had negative working capital as of December 31, 2010 of US$83,159, which raises doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 15, 2011

MAZARS CPA LIMITED
瑪澤會計師事務所有限公司
42ND FLOOR, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG
香港灣仔港灣道18號中環廣場42樓
TEL: (852) 2909 5555 - FAX: (852) 2810 0032 - info@mazars.com.hk - www.mazars.cn

Praxity MEMBER
GLOBAL ALLIANCE OF INDEPENDENT FIRMS

SMARTPAY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$866,342	$209,304
Trade receivables from third parties	332,461	351,807
Trade receivable from a related party	6,231	5,944
Prepayments and deposits	6,895	6,624
Amounts due from related parties	-	382,834
Income tax receivables	-	29,489
Inventories	4,409	7,856
Other debtors	47,940	20,194

Total current assets	1,264,278	1,014,052

Non-current assets:
Property, plant and equipment, net	29,245	42,772
Intangible assets, net	503,372	660,000

TOTAL ASSETS	$1,796,895	$1,716,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$803,112	$641,080
Accrued charges and other payables	284,768	284,204
Amounts due to related parties	368,610	114,511
Income tax payable	10,323	-
Temporary receipts	8,202	57,416

Total liabilities	1,475,015	1,097,211

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,292,166 shares issued and outstanding as of December 31, 2011 and 2010	1,292	1,292
Additional paid-in capital	2,009,454	2,009,454
Statutory reserve	319	319
Accumulated other comprehensive income	114,250	90,329
Accumulated deficit	(1,803,435)	(1,481,781)

Total stockholders’ equity	321,880	619,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,796,895	$1,716,824

See accompanying notes to consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Revenues, net:	$1,015,993	$1,462,296

Operating expenses:
Subcontracting and other service costs	(509,810)	(912,661)
Staff costs	(109,407)	(186,416)
Depreciation of property, plant and equipment	(18,266)	(18,593)
Amortization of intangible assets	(122,991)	(205,651)
Impairment loss of intangible assets	(66,621)	(441,176)
Allowance for doubtful accounts inventories, trade receivables, prepayments, other receivables and amounts due from related parties	-	(49,355)
Other general and administrative	(528,343)	(237,797)
Total operating expenses	(1,355,438)	(2,051,649)

LOSS FROM OPERATIONS	(339,445)	(589,353)

Other income (expense):
Interest income	1,189	3,969
Interest expense	-	(44,420)
Other income	76,295	56,790

LOSS BEFORE INCOME TAX AND NONCONTROLLING INTERESTS	(261,961)	(573,014)

Income tax expense	(59,693)	-

Discontinued operations
Income from discontinued operations	-	599,053

Net (loss) income including controlling interests	(321,654)	26,039

Add: net income from continuing operations attributable to noncontrolling interests	-	834
Add: net income from discontinued operations attributable to noncontrolling interests	-	131

Net (loss) income attributable to SPYE common shareholders	$(321,654)	$27,004

Other comprehensive income:
- Foreign currency translation adjustment	23,921	16,274

Total comprehensive (loss) income	$(297,733)	$43,278

Net loss per share from continuing operations	$(0.2489)	$(0.4428)
Net (loss) income per share from discontinued operations	-	0.4637
Net (loss) income per share – Basic and diluted	(0.2489)	0.0209

Weighted average common shares outstanding – Basic and diluted	1,292,166	1,292,166

See accompanying notes to consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income including noncontrolling interests	$(321,654)	$26,039
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property, plant and equipment	18,266	18,861
Amortization of intangible assets	122,991	205,651
Gain on disposal of interest in a subsidiary	-	(607,525)
Impairment loss of intangible assets	66,621	441,176
Exchange difference		16,412
Change in operating assets and liabilities:
Trade receivables	36,388	(152,846)
Prepayments and deposits	-	2,038
Inventories	3,828	10,163
Other debtors	(26,768)	33,240
Trade payables	130,979	323,483
Accrued charges and other payables	(13,384)	(90,201)
Temporary receipts	(50,566)	(5,346)
Income tax	39,812	(25,052)
Interest payable to a related party	-	50,426
Net cash provided by operating activities	6,513	246,519

Cash flows from investing activities:
Payment on property, plant and equipment	-	(17,676)
Decrease in bank deposits, collateralized	-	135,135
Net cash provided by investing activities	-	117,459

Cash flows from financing activities:
Repayment of short-term bank loan	-	(127,628)
Advance from (repayment to) a related party	658,552	(413,625)
Net cash provided by (used in) financing activities	658,552	(541,253)

Effect of exchange rate changes on cash and cash equivalents	(8,027)	7,908

Net change in cash and cash equivalents	657,038	(169,367)

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	209,304	378,671

CASH AND CASH EQUIVALENT, END OF YEAR	$866,342	$209,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest received	1,189	3,972
Cash paid for income taxes	$19,105	$-
Cash paid for interest	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consideration for acquisition of additional interest in a subsidiary paid by a related party	$-	$294,118
Consideration for disposal of interest in a subsidiary settled by offsetting against the amount due to a related party	$-	$817,647

See accompanying notes to consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	SmartPay Express, Inc.
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2010	1,292,166	$1,292	$2,009,454	$319	$74,055	$(1,508,785)	$(62,225)	$514,110

Net income for the year	-	-	-	-	-	27,004	-	27,004
Acquisition of additional interest in a subsidiary	-	-	(342,793)	-	-	-	-	(342,793)
Disposal of interest in a subsidiary	-	-	342,793	-	-	-	62,225	405,018
Foreign currency translation adjustment	-	-	-	-	16,274	-	-	16,274

Balance as of December 31, 2010	1,292,166	$1,292	$2,009,454	$319	$90,329	$(1,481,781)	$-	$619,613

Net loss for the year	-	-	-	-	-	(321,654)	-	(321,654)
Foreign currency translation adjustment	-	-	-	-	23,921	-	-	23,921
Balance as of December 31, 2011	1,292,166	$1,292	$2,009,454	$319	$114,250	$(1,803,435)	$-	$321,880

See accompanying notes to consolidated financial statements.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.   ORGANIZATION AND BUSINESS BACKGROUND

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

In October 2007, Foshan Company and third parties established two subsidiaries, Foshan JiaXun Information Technology Company Limited* (“JiaXun”) and Foshan JinCheng Information Technology Company Limited* (“JinCheng”), in the PRC with registered capital of Rmb3,000,000 (US$410,959) and Rmb4,000,000 (US$547,945) respectively. Foshan Company owns 51% of the registered capital of each of JiaXun and JinCheng. The principal activity of JiaXun is provision of information system and network services while JinCheng owns an operating right in respect of certain equipment for a smartcard system to be installed in schools located in the Shan Cheng District, Foshan, the PRC.

In February 2008, Wanzhi disposed of its 45% equity interest in Foshan Company.

In April 2008, Jin Cheng acquired a 30% equity interest in Foshan KaiEr Information Technology Company Limited (“KaiEr”), a company incorporated in the PRC and engaged in developing of technology for network and computer and business advisory service, at a consideration of US$18,362.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

SPYE and its subsidiaries are hereinafter referred to as the “Company”.

*  The official names are in Chinese and the English names are translation for reference only.

2.   GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2011, the Company has suffered from negative working capital of $210,737 and accumulated deficit of $1,803,435. The continuation of the Company as a going concern through December 31, 2012 is dependent upon attaining profitable operations in the future and the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due. Also, the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of SPYE and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. The Company includes the results of operations of subsidiaries from the date of acquisition and up to the effective date of disposal.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Trade receivables

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

●	Inventories

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

●	Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis (after taking into account their respective estimated residual values) over the following expected useful lives from the date on which they become fully operational:

	Expected useful life	Residual value
Plant and machinery	5 years	5%
Furniture, fixtures and office equipment	5 years	5%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets

Purchased intangible assets with finite useful lives represent operating rights and related computer software, which are amortized using the straight-line method over their respective estimated economic lives. Intangible assets with indefinite useful lives are measured at cost and tested at least annually for impairment in accordance with ASC Topic 350, “ Intangible – Goodwill and other”.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

●	Revenue recognition

The Company recognizes its revenue in accordance with the ASC Topic 605, "Revenue Recognition", when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable. Service revenues are recognized net of discounts.

●	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

●	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2011 and 2010. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is United States Dollars ("US$"). The Company’s subsidiaries operating in Hong Kong and the PRC maintained their books and records in their local currency, Renminbi Yuan (“RMB”), which are functional currencies as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB:US$1 exchange rate	6.3523	6.6600
Annual average RMB:US$1 exchange rate	6.4544	6.8000

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable segment in the PRC.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, prepayments and other receivables, accounts payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of December 31,
	2011	2010

Office equipment	$82,603	$82,603
Computer	23,769	16,858
Foreign translation difference	(3,817)	-
	102,555	99,461
Less: accumulated depreciation	(74,955)	(56,689)
Less: foreign translation difference	1,645	-
Property, plant and equipment, net	$29,245	$42,772

Depreciation expense for the years ended December 31, 2011 and 2010 was $18,266 and $18,593.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

		As of December 31,
		2011	2010
Operating rights:
Nanhai project	(a)	$1,446,484	$1,446,484
Less: accumulated depreciation		(676,655)	(569,101)
Less: accumulated impairment		(407,416)	(355,908)
Add: foreign translation difference		26,766	-

Operating rights, net		389,179	521,475

Computer software:	(b)
At cost		363,363	363,363
Less: accumulated depreciation		(145,732)	(130,295)
Less: accumulated impairment		(109,656)	(94,543)
Add: foreign translation difference		6,218	-

Computer software, net		114,193	138,525
		$503,372	$660,000

Amortization expense for the years ended December 31, 2011 and 2010 was $122,991 and $205,651.

(a)	Nanhai project

On June 22, 2006, the Company’s operating subsidiary, Wanzhi entered into a co-operative agreement (the “Co-operative Agreement”) with other parties which include, inter alia, the Education Authority in the Nanhai District, Foshan (the “Education Authority”). Pursuant to the Co-operative Agreement, Wanzhi needs to contribute certain computer equipment and software to the Education Authority and schools in the Nanhai District in exchange for an operating right for the provision of services in respect of a smartcard system to be installed in schools located in the Nanhai District. The smartcard system enables schools and parents to check progress and information of students, and being notified of their attendance record and examination results, etc. through short messages from mobile or fixed-line phones. The operating right is granted for a period of 10 years from June 30, 2006 to June 30, 2016. The smartcard system has commenced operations in the Nanhai District since September 2008.

In 2007, Wanzhi had already satisfied with all the required contributions of computer equipment and software to the Education Authority in exchange for the operating right in accordance with the Co-operative Agreement. No further contributions were made to the Education Authority afterwards.

As a result of the impairment test, the management considers that the carrying amount of the operating right in respect of Nanhai project exceeds its fair value, so an impairment loss of $51,508 and $355,908 was made in the financial statements for the years ended December 31, 2011 and 2010.

(b)	Computer software

The computer software is used directly in the Nanhai project.

As a result of the impairment test, the management considers that the carrying amount of the computer software in respect of Nanhai project exceeds its fair value, so an impairment loss of $15,113 and $94,543 was made in the financial statements for the years ended December 31, 2011 and 2010.

6.	ACCRUED CHARGES AND OTHER PAYABLES

Accrued charges and other payables consisted of the following:

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010

Deposits for smartcards	$43,549	$71,130
Subcontracting and other service costs payable	40,696	33,816
Accrued charges and other payables	195,841	109,824
Other tax payables	4,682	69,434
	$284,768	$284,204

7.	TEMPORARY RECEIPTS

Temporary receipts consisted of the following:

	As of December 31,
	2011	2010

Advanced receipts for Nanhai project	$-	$32,852
Other advanced receipts	8,202	24,564
	$8,202	$57,416

8.	INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (United States) and foreign components of income (loss) before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdictions from:
- Local	$-	$-
- Foreign	(261,961)	27,004
(Loss) Income before income taxes	$(261,961)	$27,004

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law. The Company has no operation in the States and no provision for income tax is required.

Hong Kong

For the years ended December 31, 2011 and 2010, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010

(Loss) Income before income taxes	$(261,961)	$27,004
Statutory income tax rate	25%	25%
Income tax impact at statutory income tax rate	(65,490)	6,751
Non-deductible items	(583)	112,785
Non-taxable income	76,233	(151,881)
Tax adjustments	49,533	-
Valuation allowance for deferred tax assets	-	32,345

Income tax expense	$59,693	$-

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2011, the PRC operation incurred $287,854 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $71,896 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

9.	RELATED PARTY TRANSACTIONS

(a)	Name and relationship of related parties

Name of related parties	Relationships with the Company
Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
Qiu Bo	Spouse of Li Xing Hao
Guangdong Chigo Air Conditioning Company Limited (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
Foshan Information Technology Company Limited * (“Foshan Company”)	A company in which Li Xing Hao has control and beneficial interest
Foshan JinCheng Information Technology Company Limited * (“JinCheng”)	A company in which Li Xing Hao has control and beneficial interest
Foshan KaiEr Information Technology Company Limited (“KaiEr”)	An associate of JinCheng
Tang Jin Cheng	A director of JinCheng
Huizhou Tintong Smart Device Company Limited (“Tintong”)	A company in which Li Xing Hao has control and beneficial interest

(b)	Balances with related parties

(i)	Trade receivable from a related party included in “Trade receivables”.

	As of December 31,
	2011	2010

Chigo	$6,231	$5,944

The amount is unsecured, interest-free and has no fixed repayment term.

(ii)	Amounts due from related parties

	As of December 31,
	2011	2010

Li Xing Hao	$-	$377,451
Jincheng	-	5,383

	$-	$382,834

The amounts are unsecured, interest-free and have no fixed repayment term.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

(iii)	Amounts due to related parties

	As of December 31,
	2011	2010

Foshan Company	$63,606	$60,667
Chigo	98,204	4,584
KaiEr	75,731	49,260
Li Xing Hao	130,577	-
Qiu Bo	492	-

	$368,610	$114,511

The amounts are unsecured, interest-free and have no fixed repayment term.

(c)	Summary of related party transactions

	Years ended December 31,
	2011	2010

Sundry income from KaiEr	$20,100	$8,270
Interest expense to Li Xing Hao	-	43,809
Rental expenses to Chigo	$82,687	$-

10.   CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of its subsidiaries in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. They are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $7,389 and $13,888 for the years ended December 31, 2011 and 2010, respectively.

11.   STATUTORY RESERVES

Under the PRC Law the Company’s subsidiaries, Hua Long, New Century and Bao Sai are required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2011 and 2010, the Company made no appropriations due to its cumulative operating loss.

12.   CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

Major customers with revenue of more than 10% of the Company’s total operating revenue
Revenue from major customers	$753,029	$1,090,117
Percentage of sales	74%	75%
Number	1	3

(b)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade accounts receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(c)         Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(d)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

13.   SEGMENT INFORMATION

During the years ended December 31, 2011 and 2010, revenue of the Company represented service income from providing smart card systems and other value-added services for which the Company does not have discrete financial information. Therefore, no financial information by business segment is presented. Furthermore, as all service income is derived from the PRC, no information by geographical segment is presented.

All tangible and intangible assets are located in the PRC as of December 31, 2011 and 2010.

14.   COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis to a related party, Chigo.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $85,755 and $5,824 for the years ended December 31, 2011 and 2010, respectively.

15.   DISCONTINUED OPERATIONS

In May 2010, the Company’s subsidiary, Wanzhi disposed of its entire 90% equity interests in Foshan Company at a consideration of approximately $817,647, resulted in a gain of $607,525 as recorded in the consolidated statements of operations during the year ended December 31, 2010 (the “Disposal”). The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of $342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal.

The Company concluded that the Disposal met the definition of a discontinued operation as defined in ASC Topic 360, "Property, Plant and Equipment". Accordingly, the results of operations of these businesses have been reclassified for all periods presented, which are summarized as follows:

	Years ended December 31,
	2011	2010

Revenues, net:	$-	$-

Operating expenses:
Staff costs	-	(1,576)
Depreciation of property, plant and equipment	-	(268)
Other general and administrative	-	(13)
Interest expense	-	(6,618)
Interest income	-	3

LOSS BEFORE INCOME TAX	-	(8,472)
Gain on disposal of interest in a subsidiary	-	607,525
Income tax expense	-	-

Income from discontinued operations	$-	$599,053

16.   ACQUISITION OF ADDITIONAL INTEREST IN A SUBSIDIARY AND DISPOSAL OF ENTIRE INTEREST IN A SUBSIDIARY

On February 2, 2010, Wanzhi acquired an additional 35% equity interest in Foshan Company at a cash consideration of $294,118, resulting in an increase of the Company’s shareholding in Foshan Company from 55% to 90%. The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired of $342,793 has been recognised in additional paid in capital. The consideration of $294,118 had been paid by Li Xing Hao on behalf of the Company and was recorded in amounts due to related parties.

In May 2010, Wanzhi disposed of its entire 90% equity interest in Foshan Company at a consideration of $817,647, resulted in a gain of $607,525 as recorded in the consolidated statements of operations. The difference between the fair value of the consideration paid and the amount of noncontrolling interest acquired previously recognized in additional paid in capital of $342,793 was released and included in the gain on disposal of interest in a subsidiary upon the disposal. 30% of the interest was sold to Li Xing Hao and the related consideration of $248,132 was settled by offsetting against the amount due to him. The remaining consideration of $569,515 was also settled by offsetting against the loan and interest payable to Li Xing Hao.

Details of the disposal as of December 31, 2010 are set out below.

SMARTPAY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

Net assets disposed of:
Property, plant and equipment	$26,683
Intangible assets	29,412
Prepayments and deposits	119,877
Other debtors	10,593
Amount due from related parties	93,786
Inventories	23,216
Cash and cash equivalents	446
Accrued charges and other payables	(167,802)
Amount due to related parties	(38,544)
Interest payable to a related party	(24,265)
Long term loan to a related party	(220,588)
Noncontrolling interests	14,515

(132,671)
Release of additional paid-in capital upon disposal	342,793
Gain on disposal of interest in a subsidiary	607,525

Total consideration	$817,647

Satisfied by:
Offsetting against amount due to Li Xing Hao	248,132
Offsetting against the loan and interest payable to Li Xing Hao	569,515
$817,647

17.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by HKCMCPA Company Limited for the fiscal year ended December 31, 2011 and by Mazars CPA Limited for the fiscal year ended December 31, 2010.

There have been no changes in or disagreements with Mazars CPA Limited, or HKCMCPA Company Limited on accounting and financial disclosure matters at any time.

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

ITEM 9AT.  CONTROLS AND PROCEDURES

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions

Michael Donaghy	50	Interim Chief Executive Officer, President, Chief Financial Officer and Director

Chen Jun		Vice President and Director

The following is information on the business experience of each director and officer.

Michael Donaghy, age 50, has been the President, Chief Executive Officer and a member of the Board of Directors of Oxford Investments Holdings Inc, a reporting company since 2000.  From February 2000 to October 2000 he served as Interim President of Zaurak Capital Corp., an e-gaming holding company.   In 1999 he formed and was named President and Chief Executive Officer of CyberGaming Inc., a company engaged in the business of Internet e-gaming sub-licensing, website creation and hosting.  Mr. Donaghy resigned as President and CEO of CyberGaming Inc. in September 2000.  Mr. Donaghy is also President of Citywebsites.com, a website design company, since March 1995.

Chen Jun,   age, ___, has been the Founder and Executive Director of EduSafety Network Co., Ltd,  since 2009.  Among other things,  he developed the school safety platform to the Education Bureau of Guangdong Province and applied in 11 cities with more than 2,000,000 active clients every month, it has also been launched in Shandong Province and is recommended to the whole country by the Chinese Education Society Safety Committee.  From 2005 to 2009 he served as the Founder and owner of Wanzhi S/T Co., Ltd., a company that developed all Chip card (contactless) products and allied with banks telecommunication carriers, city one-card management companies to build up Nanhai Education-One-Card-Tong.  From 2000 to 2005 he was the Founder and Executive Director of BCI Network Co., Ltd, a company that specialized in R&D of Chip card products and was the Sole Chinese supplier of entrance security system to InnerRange of Australia.  From 1998 to 2000, Mr. Chun served in risk management for Bank of China, in Guangzhou Branch, and Guangdong Provincial Branch successively.

.On November 23, 2011, Ping Tang resigned as the Chief Executive Officer and the President and Director of SmartPay the Company,  Chunlin Zhange resigned as an Officer and Director of the Company and Xianxia Wang resigned as Chief Financial Officer and Vice President of the Company.

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

Meetings of Our Board of Directors

The Registrant’s Board of Directors took all actions by unanimous written consent without a meeting during the fiscal years  ended December 31, 2011 and December 31, 2010.

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

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court  of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
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

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as other employees (the "Code of Ethics"), a copy of which is attached as Exhibit 14.1 to our Form 10-KSB for the fiscal year ended December 31, 2006, and is incorporated herein by reference. The Code of Ethics is designed with the intent to deter wrongdoing, and to promote the following:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
●
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

●	Compliance with applicable governmental laws, rules and regulations
●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
●	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2011. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 11.      Executive Compensation

SUMMARY COMPENSATION TABLE
(all figures in US Dollars)

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(I)		(j)
Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonquali- fied Deferred Compensation Earnings		All Other Compensation		Total
Michael Donaghy President, Chief Executive Officer	2011 2010 2009	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Chen Jun Vice President,	2011 2010 2009	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Ping Tang Former President, Chief Executive Officer	2011 2010 2009	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Xianxia Wang Former Vice President, Chief Financial Officer	2011 2010 2009	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Jin Liu	2011	$			$0		$0		$0		$0		$0		$0		$0
Former Vice President and	2010		$6,774		$0		$0		$0		$0		$0		$0		$6,774
Chief Financial Officer	2009		$0		$0		$0		$0		$0		$0		$0		$0

Chunlin Zhang	2011		$0		$0		$0		$0		$0		$0		$0		$0
Former Vice President	2010		$12,382		$0		$0		$0		$0		$0		$0		$12,382
and Chief Financial Officer	2009		$815		$0		$0		$0		$0		$0		$0		$815

Zhen Wang Former Interim Chief Financial Officer	2011 2010 2009	$ $ $	0 0 4,803	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 4,803

Benny Lee Former Chief Executive Officer and Director	2011 2010 2009	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0
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

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the years ended December 31, 2011 and 2010.

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

Director Compensation

The Company paid nil to its directors for service as directors in 2011, and the Company has not paid its directors any separate compensation in respect of their services on the board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

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
(2) Shares held by Profit Gain Management Limited, a company which Ping Tang has voting and investment control over. Mr. Tang is our former President, CEO and Director.
(3) Shares held by East Sincere Management Limited, a company which Benny Lee has voting and investment control over.  Mr. Lee is our former C.E.O. and director.

Except as otherwise indicated, the shares are owned of record and beneficially by the persons named in the table.

Item 13.       Certain Relationships and Related Transactions

Not applicable.

Item 14.    Principal Accountant Fees and Services

 Fees Billed For Audit and Non-Audit Services

The aggregate fees billed by our principal accounting firm for the fiscal years ended December 31, 2011, and 2010 are as follows:

Name	Audit Fees(1)	Audit Related Fees (2)	Tax Fees (3)	All Other Fees (4)

For fiscal year ended:
December 31, 2011 by HKCMCPA Company Limited	$50,000	$0	$0	$0

December 31, 2011, by Mazars CPA Limited	$25,564	$0	$0	$0

December 31, 2010, by Mazars CPA Limited	$62,757	$0	$0	$0
___________________________

(1)
Audit Fees . These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The fees shown above represent fees billed by Mazars CPA Limited for the audit and review of the Company's financial statements for the period from January 1, 2011 through September 30, 2011, and from January 1, 2010 through December 31, 2010.  The fees shown above represent fees billed by HKCMCPA Company Limited for the audit and review of the Company's financial statements for the period from January 1, 2011 through December 31, 2011.

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

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by the accounting firms of Mazars CPA Limited, Certified Public Accountants after March 1, 2008 and by HKCMCPA Company Limited, Certified Public Accountants for 2011were pre-approved by the Board of Directors of the Company.

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

2.2	Share Exchange Agreement between Eastern Concept Corporate Consulting (Shenzhen) Limited, Xinghao LI , and Jun CHEN (1)
3.1	Articles of Incorporation of Smartpay Express Inc., a Nevada Corporation (2)
3.2	Certificate of Amendment of Articles of Incorporation changing the authorized capital (5)
3.3	Certificate of Amendment of Articles of Incorporation effecting a one-for-50 reverse split (3)
3.4	By-Laws of Smartpay Express Inc. (2)
10.1	Tramslation for the Share Transfer Agreement of Foshan Information Technology Co. Ltd. to Mr. Li Xing Hao (5)
10.2	Translation for Cooperation Agreement of Foshan “New School Smartcard System” Operation (5)
10.3	Translation for the “Education E-Network” Cooperative Agreement with Education Authority of Nanhai District, Foshan City (5)
10.4	Translation for the “All-In-One” City Education Network Cooperation Agreement (5)

14.1	Code of Ethics (4)
16.1	Letter on changes in certifying accountant (5)
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Mazars, Independent Registered Public Accountants*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Filed herewith
(1)	Filed with the Commission as exhibits to Form 8-K filed on November 9, 2007
(2)	Filed with the Commission as exhibits to Registration Statement on Form SB-2 filed on December 3, 2004
(3)	Filed with the Commission as Appendix A within our Definitive Information Statement on Schedule 14C filed October 29, 2008
(4)	Filed with the Commission as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006
(5)	Filed with the Commission with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 SMARTPAY EXPRESS, INC.

Dated: April 16, 2012	By:	/s/ Michael Donaghy
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2012	By:	/s/ Michael Donaghy
Interim Chief Financial Officer