Form 10-Q
period 2012-03-31
SMARTPAY EXPRESS, INC.
filed 2012-05-15
CIK 1310291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,292,166 shares outstanding as of March 31, 2012.

SMARTPAY EXPRESS, INC.

Form 10-Q for the period ended March 31, 2012

TABLE OF CONENTS

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$990,294	$866,342
Trade receivables from third parties	380,612	332,461
Trade receivable from a related party	6,259	6,231
Prepayments and deposits	6,921	6,895
Inventories	3,066	4,409
Other debtors	70,169	47,940

Total current assets	1,457,321	1,264,278

Non-current assets:
Property, plant and equipment, net	24,167	29,245
Intangible assets, net	474,175	503,372

TOTAL ASSETS	$1,955,663	$1,796,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$842,034	$803,112
Accrued charges and other payables	294,948	284,768
Amounts due to related parties	320,044	368,610
Income tax payable	51,159	10,323
Temporary receipts	8,238	8,202

Total liabilities	1,516,423	1,475,015

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 1,292,166 shares issued and outstanding as of March 31, 2012 and December 31, 2011	1,292	1,292
Additional paid-in capital	2,009,454	2,009,454
Statutory reserve	319	319
Accumulated other comprehensive income	115,647	114,250
Accumulated deficit	(1,687,472)	(1,803,435)

Total stockholders’ equity	439,240	321,880

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,955,663	$1,796,895

See accompanying notes to condensed consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues, net:	$318,915	$177,979

Operating expenses:
Subcontracting and other service costs	(49,601)	(102,411)
Staff costs	(39,380)	(22,745)
Depreciation of property, plant and equipment	(4,742)	(4,512)
Amortization of intangible assets	(31,417)	(29,798)
Other general and administrative	(96,622)	(79,561)
Total operating expenses	(221,762)	(239,027)

INCOME (LOSS) FROM OPERATIONS	97,153	(61,048)

Other income:
Interest income	317	411
Interest expense	-	-
Other income	59,313	4,462

INCOME (LOSS) BEFORE INCOME TAX AND NONCONTROLLING INTERESTS	156,783	(56,175)

Income tax expense	(40,820)	-

Net income (loss) including controlling interests	115,963	(56,175)

Add: net income from continuing operations attributable to noncontrolling interests	-	-

Net income (loss) attributable to SPYE common shareholders	$115,963	(56,175)

Other comprehensive income:
- Foreign currency translation adjustment	1,397	-

Total comprehensive income (loss)	$117,360	$(56,175)

Net income (loss) per share from continuing operations	$0.09	$(0.04)
Net income (loss) per share – Basic and diluted	0.09	(0.04)

Weighted average common shares outstanding – Basic and diluted	1,292,166	1,292,166

See accompanying notes to condensed consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$115,963	$(56,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	4,742	4,512
Amortization of intangible assets	31,417	29,798
Loss on disposal of property, plant and equipment	478	-
Change in operating assets and liabilities:
Trade receivables	(46,701)	22,879
Inventories	1,362	1,656
Other debtors	(22,020)	(45,342)
Trade payables	35,417	43,833
Accrued charges and other payables	8,937	4,707
Temporary receipts	-	(11,079)
Income tax	40,791	(464)
Net cash provided by (used in) operating activities	170,386	(5,675)

Cash flows from financing activities:
(Repayment to) advance from a related party	(50,175)	130,076
Net cash (used in) provided by financing activities	(50,175)	130,076

Effect of exchange rate changes on cash and cash equivalents	3,741	-

Net change in cash and cash equivalents	123,952	124,401

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	866,342	209,304

CASH AND CASH EQUIVALENT, END OF PERIOD	$990,294	$333,705

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SMARTPAY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	SmartPay Express, Inc.
	Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of January 1, 2011	1,292,166	$1,292	$2,009,454	$319	$114,250	$(1,803,435)	$-	$321,880

Net income for the period	-	-	-	-	-	115,963	-	115,963
Foreign currency translation adjustment	-	-	-	-	1,397	-	-	1,397
Balance as of March 31, 2012	1,292,166	$1,292	$2,009,454	$319	$115,647	$(1,687,472)	$-	$439,240

See accompanying notes to condensed consolidated financial statements.

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

SPYE, formerly known as Axiom III, Inc. (“AXIO”), was organized under the laws of the State of Nevada in June 2004.

The Company, through its subsidiaries, is principally engaged in the provision of smartcard system and other value-added services mainly in Guangdong province, the People’s Republic of China (“the PRC”).

SPYE currently has three subsidiaries: Eastern Concept, Eastern Concept Consulting and Wanzhi. Except for Eastern Concept which is incorporated in Hong Kong, all subsidiaries are established in the People’s Republic of China (the “PRC”).

SPYE and its subsidiaries are hereinafter referred to as the “Company”.

NOTE－3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2012, the Company has suffered from negative working capital of $59,102 and accumulated deficit of $1,687,472. The continuation of the Company as a going concern through March 31, 2013 is dependent upon attaining profitable operations in the future and the continued financial support from its stockholders. Management believes the existing shareholders will provide the additional cash to meet the Company’s obligations as they become due. Also, the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of SPYE and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation. The Company includes the results of operations of subsidiaries from the date of acquisition and up to the effective date of disposal.

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

Depreciation expense for the three months ended March 31, 2012 and 2011 was $4,742 and $4,512, respectively.

●	Intangible assets

Purchased intangible assets with finite useful lives represent operating rights and related computer software, which are amortized using the straight-line method over their respective estimated economic lives. Intangible assets with indefinite useful lives are measured at cost and tested at least annually for impairment in accordance with ASC Topic 350, “ Intangible – Goodwill and other” .

Amortization expense for the three months ended March 31, 2012 and 2011 was $31,417 and $29,798, respectively.

●	Valuation of long-lived assets

In accordance with Accounting Standards Codification (“ASC”) Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results. There has been no further impairment loss for the periods presented.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended March 31, 2012 and 2011. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from its reporting currencies into US$1 has been made at the following exchange rates for the respective period:

	2012	2011
Period-end RMB:US$1 exchange rate	6.3247	6.6600
Period average RMB:US$1 exchange rate	6.3201	6.6600

●	Related parties

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Observable inputs such as quoted prices in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

NOTE－5	ACCRUED CHARGES AND OTHER PAYABLES

Accrued charges and other payables consisted of the following:

	March 31, 2012	December 31, 2011

Deposits for smartcards	$43,739	$43,549
Subcontracting and other service costs payable	40,822	40,696
Accrued charges and other payables	208,592	195,841
Other tax payables	1,795	4,682
	$294,948	$284,768

NOTE－6	INCOME TAXES

The Company operates in various countries: United States, British Virgin Island, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to United States current tax law. The Company has no operation in the States and no provision for income tax is required.

Hong Kong

For the three months ended March 31, 2012 and 2011, no provision for Hong Kong Profits Tax is provided for, since the Company’s income neither arises in, nor is derived from Hong Kong under its applicable tax law.

The PRC

Under the Corporate Income Tax Law of the People’s Republic of China, the Company’s subsidiaries in the PRC are subject to the unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011

Income (loss) before income taxes	$156,783	$(56,175)
Statutory income tax rate	25%	25%
Income tax impact at statutory income tax rate	39,196	(14,044)
Non-deductible items	3,624	-
Net operating loss	-	14,044

Income tax expense	$40,820	$-

As of March 31, 2012, the PRC operation incurred $287,854 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $0 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	RELATED PARTY TRANSACTIONS

(a)	Name and relationship of related parties

Name of related parties	Relationships with the Company
Li Xing Hao	A director of Wanzhi and a major stockholder of SPYE
Qiu Bo	Spouse of Li Xing Hao
Guangdong Chigo Air Conditioning Company Limited (“Chigo”)	A company in which Li Xing Hao has control and beneficial interest
Foshan Information Technology Company Limited * (“Foshan Company”)	A company in which Li Xing Hao has control and beneficial interest
Foshan JinCheng Information Technology Company Limited * (“JinCheng”)	A company in which Li Xing Hao has control and beneficial interest
Foshan KaiEr Information Technology Company Limited (“KaiEr”)	An associate of JinCheng
Tang Jin Cheng	A director of JinCheng
Huizhou Tintong Smart Device Company Limited (“Tintong”)	A company in which Li Xing Hao has control and beneficial interest

(b)	Balances with related parties

(i)	Trade receivable from a related party included in “Trade receivables”.

	March 31, 2012	December 31, 2011

Chigo	$6,259	$6,231

The amount is unsecured, interest-free and has no fixed repayment term.

(ii)	Amounts due to related parties

	March 31, 2012	December 31, 2011

Foshan Company	$63,883	$63,606
Chigo	99,185	98,204
KaiEr	25,057	75,731
Li Xing Hao	131,424	130,577
Qiu Bo	495	492

	$320,044	$368,610

The amounts are unsecured, interest-free and have no fixed repayment term.

(c)	Summary of related party transactions

	Three months ended March 31,
	2012	2011

Sundry income from KaiEr	$2,239	$4,438
Rental expenses to Chigo	$1,072	$-

NOTE－8	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

	Three months ended March 31,
	2012	2011

Major customers with revenue of more than 10% of the Company’s total operating revenue
Revenue from major customers	$268,592	$151,861
Percentage of sales	84%	85%
Number	1	1

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

NOTE－9	SEGMENT INFORMATION

During the three months ended March 31, 2012 and 2011, revenue of the Company represented service income from providing smart card systems and other value-added services for which the Company does not have discrete financial information. Therefore, no financial information by business segment is presented. Furthermore, as all service income is derived from the PRC, no information by geographical segment is presented.

All tangible and intangible assets are located in the PRC as of March 31, 2012.

NOTE－10	COMMITMENTS AND CONTINGENCIES

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis to a related party, Chigo.

Costs incurred under this operating lease are recorded as rental expense and totaled approximately $1,072 and $1,486 for the three months ended March 31, 2012 and 2011, respectively.

NOTE－11	SUBSEQUENT EVENTS

On May 10, 2012 the Company entered into an Asset Purchase Agreement and an Asset Sale Agreement. Pursuant to the Asset Purchase Agreement, the Company will acquire the assets of Blue Water Ventures of Key West, Inc., a Florida corporation, for 18,136,500 shares of its common stock, par value $0.001 per share.  Blue Water is engaged in the search for and recovery of historical cultural artifacts and intrinsically valuable cargo from shipwrecks, to be marketed through auction houses, web sites and directly to the public. Pursuant to the Asset Sale Agreement, the Company will sell all of the assets of Company relating to its holdings in the Eastern Concept Companies, which assets constitute most of the Eastern Concept Companies operating business of providing smart card payment systems and related value-added services mainly in the Guangdong province of the People’s Republic of China (the “Smart Card Business”). Such assets include, but are not limited to the intellectual property related to the Smart Card Business, computer systems and equipment used in the Smart Card Business and, customer lists, inventories and fixed assets (collectively, the "Disposed Assets"). The Disposed Assets also include certain assets held by the Company, including cash, and accounts receivable.  The Company will discontinue the Smart Card Business.

The Company’s stockholders have also approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Blue Water Ventures International, Inc.” This change will take place after the closing of the transactions described immediately above.

The Asset Purchase, the Asset Sale and the proposed name change amendment are more fully discussed in the Company’s Schedule 14-C filed with the Securities and Exchange Commission on May 10, 2012.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the unaudited condensed consolidated statements of operations and other comprehensive income of the Company and its subsidiaries for the three-month periods ended March 31, 2012 and 2011.  The data should be read in conjunction with the consolidated financial statements of the Company and related notes thereto.

Three months ended March 31,
2012	2011
US$	US$
Continuing operations

Operating revenues
Service income	318,915	177,979

Operating expenses
Subcontracting and other service costs	(49,601)	(102,411)
Staff costs	(39,380)	(22,745)
Depreciation of property, plant and equipment	(4,742)	(4,512)
Amortization of intangible assets	(31,417)	(29,798)
Other general and administrative expenses	(96,622)	(79,561)
(Loss) Income from operations	97,153	9	(61,048)

Interest income	317	411
Other income	59,313	4,462
Interest expenses	-	-
(Loss) Income before income tax and noncontrolling interests	156,783)	(56,175)

Income tax	(40,820)	-
Net (loss) income f rom continuing operations including noncontrolling interests	115,963	(56,175)

Discontinued operations
Loss from discontinued operations	-	-
Net (loss) income including noncontrolling interests	115,963	(56,175)

Add:Net loss from continuing operations attributable to noncontrolling interest	-	-
Add:Net loss from discontinued operations attributable to noncontrolling interest	-	-
Net (loss) income attributable to SPYE common stockholders	115,963	(56,175)

Other comprehensive income	-	-
Foreign currency translation adjustment	1,397
Total comprehensive (loss) income	117,360	(56,175)
Basic and diluted (loss) earnings per share	$0.09	$(0.04)
Earnings (loss) per share from continuing operations	$0.09	$(0.04)

Weighted average number of shares of common stock outstanding	1,292,166	1,292,166

THREE-MONTH PERIOD ENDED MARCH 31, 2012 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2011.

OPERATING REVENUES

Since inception in June 2007, the Company has been engaged in the provision of smartcard payment system and related value-added services primarily in Guangdong province, the PRC. The Company generated a total of $318,915 service income as operating revenue for the three-month period ended March 31, 2012, as compared to $177,979 for the three-month period ended March 31, 2011, an increase of 79%. Approximately 90% was generated from the Nanhai project and schools smartcard system for the three-month period ended March 31, 2012, as compared to 98% for the three-month period ended March 31, 2011. The increase was because we added some cities to our customer base.

SUBCONTRACTING AND OTHER SERVICE COSTS

Subcontracting and other service costs decreased 52% to $49,601 for the three-month period ended March 31, 2012, as compared to $102,411 for the three-month period ended March 31, 2011.

The decrease was a result of a decrease in the use of subcontracting and other services incurred during the three months ended March 31, 2012

STAFF COSTS

The total staff costs for the three-month period ended March 31, 2012 increased by 73% to $39,380 as compared to $22,745 for the three-month period ended March 31, 2011.   This was resulted from an increase in the average number of employees over this period.  Currently, the Company employs a total of 28 employees, including 9 card equipment and software development staff members, 14 marketing personnel, 2 finance personnel, 3 business and customer service personnel.

DEPRECIATION EXPENSES

Depreciation expenses for the three-month period ended March 31, 2012 amounted to $4,742, as compared to $4,512 for the three-month period ended March 31, 2011, an increase of 5%, which was due to the addition of fixed assets over this period.  These expenses were related to the depreciation charged on office equipment and computers.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization charges of intangible assets for the three-month period ended March 31, 2012 increased by 5% to $31,417, as compared to $29,798 for the three-month period ended March 31, 2011.  These amortization charges resulted from the operating rights of the Nanhai project and the computer software relating to the Nanhai project. The increase was caused by foreign currency fluctuation.

OTHER GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expenses for the three-month period ended March 31, 2012 were $96,622, as compared to $79,561 for the three-month period ended March 31, 2011, an increase of 21.4%. The increase in other general and administrative expenses was mainly due to the increase in entertainment and travelling expenses because more effort was put into maintaining a friendly relationship with existing schools in order to introduce our services to more customers.  The increase was also caused by the increase in consultancy fees for business purposes.

INTEREST INCOME

The interest income for the three-month period ended March 31, 2012 was $317, as compared to $411 for the three-month period ended March 31, 2011. For the three-month period ended March 31, 2012, the interest income was the interest earned on cash in bank deposit. The change was due to the decrease in average balance of bank deposits between the three-month periods ended March 31, 2012 and 2011.

OTHER INCOME

The other income for the three-month period ended March 31, 2012 was $59,313, consisting government subsidy income of $57,074 (2011: $0) and sundry income for administration services from a related party, Foshan KaiEr Information Technology Company Limited of $2,239 (2011: $4,462).  There was no such government subsidy income for the three-month period ended March 31, 2011.

INTEREST EXPENSES

There was no interest expense during the three-month periods ended March 31, 2012 or March 31, 2011.

INCOME TAXES

The Company is subject to PRC Enterprise Income Taxes ("EIT") on an entity basis on income arising in and derived from the PRC. The applicable EIT rate is 25% in year 2012 and 2011.

NET INCOME

The Company reported net income of $115,963 for the three-month period ended March 31, 2012, as compared to a net loss of ($56,175) for the three-month period ended March 31, 2011. The increase in net income was primarily due to the increase in service income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, cash and cash equivalents totaled $990,294.  This cash position was the result of a combination of net cash used in financing activities in the amount of ($50,175), net cash provided by operating activities in the amount of $170, 386 and net cash provided by investing activities of $0.00. The cash used in financing activities was primarily due to repayments to related parties. The net cash provided by operating activities was mainly due to cash received from operations. We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  However, we do not have any immediate plans for a private offering of our common stock.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the third three months of 2012, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on the evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On May 10, 2012 the Company entered into an Asset Purchase Agreement and an Asset Sale Agreement. Pursuant to the Asset Purchase Agreement, the Company will acquire the assets of Blue Water Ventures of Key West, Inc., a Florida corporation, for 18,136,500 shares of its common stock, par value $0.001 per share.  Blue Water is engaged in the search for and recovery of historical cultural artifacts and intrinsically valuable cargo from shipwrecks, to be marketed through auction houses, web sites and directly to the public. Pursuant to the Asset Sale Agreement, the Company will sell all of the assets of the Company relating to its holdings in the Eastern Concept Companies, which assets constitute most of the Eastern Concept Companies operating business of providing smart card payment systems and related value-added services mainly in the Guangdong province of the People’s Republic of China (the “Smart Card Business”). Such assets include, but are not limited to the intellectual property related to the Smart Card Business, computer systems and equipment used in the Smart Card Business and, customer lists, inventories and fixed assets (collectively, the "Disposed Assets"). The Disposed Assets also include certain assets held by the Company, including cash, and accounts receivable.  The Company will discontinue the Smart Card Business.

The Company’s stockholders have also approved an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Blue Water Ventures International, Inc.” This change will take place after the closing of the transactions described immediately above.

The Asset Purchase, the Asset Sale and the proposed name change amendment are more fully discussed in the Company’s Schedule 14-C filed with the Securities and Exchange Commission on May 10, 2012.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	Smartpay Express, Inc.
	By:	/s/ Michael Donaghy
Chairman and Chief Executive Officer